Form 10-Q
period 1995-06-30
IEA MARINE CONTAINER INCOME FUND III
filed 1995-08-11
CIK 350202

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1995

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO ________

                         Commission file number 0-10474

                      IEA MARINE CONTAINER INCOME FUND III
                       (A CALIFORNIA LIMITED PARTNERSHIP)
             (Exact name of registrant as specified in its charter)


           California                                            94-2717330
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

         444 Market Street, 15th Floor, San Francisco, California 94111
    (Address of principal executive offices)                     (Zip Code)

                                 (415) 677-8990
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes     X    .  No         .
                                                --------      --------

                      IEA MARINE CONTAINER INCOME FUND III
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                     REPORT ON FORM 10-Q FOR THE QUARTERLY
                           PERIOD ENDED JUNE 30, 1995

                               TABLE OF CONTENTS


                                                                                                    PAGE
PART I - FINANCIAL INFORMATION

  Item 1.   Financial Statements

            Balance Sheets - June 30, 1995 (unaudited) and December 31, 1994                          2

            Statements of Operations for the three and six months ended June 30, 1995 and 1994        3
            (unaudited)

            Statements of Cash Flows for the six months ended June 30, 1995 and 1994                  4
            (unaudited)

            Notes to Financial Statements (unaudited)                                                 5

  Item 2.   Management's Discussion and Analysis of Financial Condition and Results of                7
            Operations


PART II - OTHER INFORMATION

  Item 6.   Exhibits and Reports on Form 8-K                                                          9

                         PART I - FINANCIAL INFORMATION


Item 1.   Financial Statements

          Presented herein are the Registrant's balance sheets as of June 30, 1995 and December 31, 1994, statements of operations for the three and six months ended June 30, 1995 and 1994, and statements of cash flows for the six months ended June 30, 1995 and 1994.

                      IEA MARINE CONTAINER INCOME FUND III
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                                  (UNAUDITED)


                                                              June 30,        December 31,
                                                                1995              1994
                                                             ----------       ------------
                  Assets
                  ------
Current assets:
   Cash, includes $173,814 at June 30, 1995 and $182,194
      at December 31, 1994 in interest-bearing accounts      $  187,428        $  191,858
   Short-term investments                                       752,205           925,000
   Net lease receivables due from Leasing Company
      (notes 1 and 2)                                           439,200           447,404
                                                             ----------        ----------

           Total current assets                               1,378,833         1,564,262
                                                             ----------        ----------

Container rental equipment, at cost                           8,167,830         9,670,148
   Less accumulated depreciation                              5,707,982         6,759,982
                                                             ----------        ----------
      Net container rental equipment                          2,459,848         2,910,166
                                                             ----------        ----------

                                                             $3,838,681        $4,474,428
                                                             ==========        ==========

             Partners' Capital
             -----------------

Partners' capital (deficit):
   General partners                                          $   (5,735)       $   (6,730)
   Limited partners                                           3,844,416         4,481,158
                                                             ----------        ----------

           Total partners' capital                            3,838,681         4,474,428
                                                             ----------        ----------

                                                             $3,838,681        $4,474,428
                                                             ==========        ==========



        The accompanying notes are an integral part of these statements.

                      IEA MARINE CONTAINER INCOME FUND III
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS

                                  (UNAUDITED)


                                                      Three Months Ended            Six Months Ended
                                                     --------------------         ---------------------
                                                     June 30,    June 30,         June 30,     June 30,
                                                       1995        1994             1995         1994
                                                     --------    --------         --------     --------
Net lease revenue (notes 1 and 3)                    $300,715    $362,987         $618,064     $715,314
Other operating expenses:
  Depreciation                                            -        86,140              -        187,076
  Other general and administrative expenses            15,935      17,987           26,556       29,758
                                                     --------    --------         --------     --------
                                                       15,935     104,127           26,556      216,834
                                                     --------    --------         --------     --------
    Earnings from operations                          284,780     258,860          591,508      498,480

Other income:
  Interest income                                      16,066       9,897           31,121       19,155
  Net gain on disposal of equipment                   129,060      70,121          218,210      134,861
                                                     --------    --------         --------     --------
                                                      145,126      80,018          249,331      154,016
                                                     --------    --------         --------     --------
    Net earnings                                     $429,906    $338,878         $840,839     $652,496
                                                     ========    ========         ========     ========
Allocation of net earnings:

  General partners                                   $  4,299    $  5,398         $ 15,071     $  9,375
  Limited partners                                    425,607     333,480          825,768      643,121
                                                     --------    --------         --------     --------
                                                     $429,906    $338,878         $840,839     $652,496
                                                     ========    ========         ========     ========
Limited partners' per unit share of net earnings     $     15    $     11         $     28     $     21
                                                     ========    ========         ========     ========



        The accompanying notes are an integral part of these statements.

                      IEA MARINE CONTAINER INCOME FUND III
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)


                                                         Six Months Ended
                                                   ----------------------------
                                                     June 30,         June 30,
                                                       1995             1994
                                                   -----------      -----------
Net cash provided by operating activities          $   644,342      $   623,949

Cash flows provided by investing activities:
  Proceeds from disposal of equipment                  655,019          469,420

Cash flows used in financing activities:
  Distribution to partners                          (1,476,586)      (1,247,424)
                                                   -----------      -----------

Net decrease in cash and cash equivalents             (177,225)        (154,055)

Cash and cash equivalents at January 1               1,116,858        1,340,939
                                                   -----------      -----------

Cash and cash equivalents at June 30               $   939,633      $ 1,186,884
                                                   ===========      ===========



        The accompanying notes are an integral part of these statements.

                      IEA MARINE CONTAINER INCOME FUND III
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS

                      JUNE 30, 1995 AND DECEMBER 31, 1994


(1)  Summary of Significant Accounting Policies

     (a)  Nature of Operations

          IEA Marine Container Income Fund III (A California Limited Partnership) (the "Partnership") was organized under the laws of the State of California on January 3, 1980 for the purpose of owning and leasing marine cargo containers. The managing general partner is Cronos Capital Corp. ("CCC"); the associate general partner is Smith Barney Shearson, Inc. CCC, with its affiliate Cronos Containers Limited (the "Leasing Company"), manages and controls the business of the Partnership.

     (b)  Leasing Company and Leasing Agent Agreement

          Pursuant to the Limited Partnership Agreement of the Partnership, all authority to administer the business of the Partnership is vested in CCC. CCC has entered into a Leasing Agent Agreement whereby the Leasing Company has the responsibility to manage the leasing operations of all equipment owned by the Partnership. Pursuant to the Agreement, the Leasing Company is responsible for leasing, managing and re-leasing the Partnership's containers to ocean carriers and has full discretion over which ocean carriers and suppliers of goods and services it may deal with. The Leasing Agent Agreement permits the Leasing Company to use the containers owned by the Partnership, together with other containers owned or managed by the Leasing Company and its affiliates, as part of a single fleet operated without regard to ownership. Since the Leasing Agent Agreement meets the definition of an operating lease in Statement of Financial Accounting Standards (SFAS) No. 13, it is accounted for as a lease under which the Partnership is lessor and the Leasing Company is lessee.

          The Leasing Agent Agreement generally provides that the Leasing Company will make payments to the Partnership based upon rentals collected from ocean carriers after deducting direct operating expenses and management fees to CCC. The Leasing Company leases containers to ocean carriers, generally under operating leases which are either master leases or term leases (mostly two to five years). Master leases do not specify the exact number of containers to be leased or the term that each container will remain on hire but allow the ocean carrier to pick up and drop off containers at various locations; rentals are based upon the number of containers used and the applicable per-diem rate. Accordingly, rentals under master leases are all variable and contingent upon the number of containers used. Most containers are leased to ocean carriers under master leases; leasing agreements with fixed payment terms are not material to the financial statements. Since there are no material minimum lease rentals, no disclosure of minimum lease rentals is provided in these financial statements.

     (c)  Basis of Accounting

          The Partnership utilizes the accrual method of accounting. Revenue is recognized when earned.

     (d)  Financial Statement Presentation

          These financial statements have been prepared without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting procedures have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and accompanying notes in the Partnership's latest annual report on Form 10-K.

          The interim financial statements presented herewith reflect all adjustments of a normal recurring nature which are, in the opinion of management, necessary to a fair statement of the financial condition and results of operations for the interim periods presented.



                                                                    (Continued)

                      IEA MARINE CONTAINER INCOME FUND III
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS



(2)  Net Lease Receivables Due from Leasing Company

     Net lease receivables due from the Leasing Company are determined by deducting direct operating payables and accrued expenses, base management fees and incentive fees payable to CCC and its affiliates from the rental billings payable by the Leasing Company to the Partnership under operating leases to ocean carriers for the containers owned by the Partnership. Net lease receivables at June 30, 1995 and December 31, 1994 were as follows:

                                                              June 30,     December 31,
                                                                1995           1994
                                                              --------     ------------
           Lease receivables, net of doubtful accounts
              of $193,146 at June 30, 1995 and $162,142 at
              December 31, 1994                               $834,525       $916,605
           Less:
           Direct operating payables and accrued expenses      265,418        280,020
           Damage protection reserve                            97,282        141,556
           Incentive fees                                       32,625         47,625
                                                              --------       --------
                                                              $439,200       $447,404
                                                              ========       ========

(3)  Net Lease Revenue

     Net lease revenue is determined by deducting direct operating expenses and management fees to CCC from the rental revenue billed by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease revenue for the three and six-month periods ended June 30, 1995 and 1994, were as follows:

                                        Three Months Ended            Six Months Ended
                                       ---------------------       -----------------------
                                       June 30,     June 30,        June 30,     June 30,
                                         1995         1994            1995         1994
                                       --------     --------       ----------   ----------
           Rental revenue              $533,443     $662,224       $1,082,492   $1,388,581

           Rental equipment
             operating expenses         116,846      145,751          229,112      299,655
           Base management fees          83,257      124,986          181,316      253,986
           Incentive fees                32,625       28,500           54,000      119,626
                                       --------     --------       ----------   ----------
                                       $300,715     $362,987       $  618,064   $  715,314
                                       ========     ========       ==========   ==========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

It is suggested that the following discussion be read in conjunction with the Registrant's most recent annual report on Form 10-K.

1) Material changes in financial condition between June 30, 1995 and December 31, 1994.

     The Registrant disposed of 699 containers during the six-month period ended June 30, 1995, in accordance with one of its original investment objectives - to realize the residual value of its containers after the expiration of their economic useful lives. While the Managing General Partner begins to study various alternatives for selling the remaining containers within the Registrant's fleet, the Registrant will continue disposing its containers as opportunities arise. The continuing efforts to dispose of the remaining fleet should produce lower operating results and related distributions to its partners in subsequent periods.

     The diminishing fleet size and the results from operations contributed to the reduction in cash, short term investments and net lease receivables due from the Leasing Company.

     The Registrant's cash balances at June 30, 1995 included sales proceeds from equipment disposals in the amount of $300,002. The Registrant will distribute these sales proceeds and $337,502 of cash from operations during the third quarter of 1995, representing distributions to its limited partners for the second quarter of 1995.

2) Material changes in the results of operations between the three and six-month periods ended June 30, 1995 and the three and six-month periods ended June 30, 1994.

     During the three-month period ended June 30, 1995, the container leasing market remained consistent with market conditions that existed during the three-month period ended March 31, 1995. The Registrant continued to experience the ability to charge higher ancillary revenues, such as pick-up fees, and reduce incentives offered to ocean carriers. However, the Registrant remains cautious about any further improvement in market conditions during the remainder of 1995.

     The benefits of the improved market conditions experienced during the three and six-month periods ended June 30, 1995, as compared to the same periods in 1994, were partially offset by the effect of the Leasing Company's efforts to improve the credit quality of its customer portfolio. In many cases, lessees who maintain a strong credit history may command favorable lease terms including lower per-diem rental rates. Accordingly, average per-diem rental rates remained steady as compared to the same three and six-month periods in 1994, while an increasing proportion of the lessees within its portfolio shifted to larger, high credit quality lessees. The Registrant expects to gain long term benefits from the improvement in the credit quality of its customers, as the allowance for doubtful accounts and related expenses should decline.

     The Registrant's average fleet size and utilization rates for the three and six-month periods ended June 30, 1995 and 1994 were as follows:

                                                        Three Months Ended        Six Months Ended
                                                       --------------------     --------------------
                                                       June 30,    June 30,     June 30,    June 30,
                                                         1995        1994         1995        1994
                                                       --------    --------     --------    --------
         Average Fleet Size (measured in
            twenty-foot equivalents (TEU))              3,853      5,626        4,139       5,734
         Average Utilization                               87%        82%          86%         82%

     The Registrant's fleet became fully depreciated during 1994, and accordingly, the Registrant did not recognize depreciation expense during the three and six-month periods ended June 30, 1995. The reduction in depreciation expense contributed to a $91,028 and $188,343 increase in net earnings over the same three and six-month periods in the prior year, respectively. The declining fleet size and higher utilization rates contributed to a $28,905 and $70,543 decline in rental equipment operating expenses during the three and six-month periods ended June 30, 1995, respectively. Accordingly, base management fees and incentive fees also declined.

     Approximately 30% and 26% of the Registrant's net earnings for the three and six-month periods ended June 30, 1995, respectively, were from gain on disposal of equipment, as compared to 21% for the same three and six-month periods in the prior year. As the Registrant accelerates the disposal of its containers in subsequent periods, net gain on disposal will contribute significantly to the Registrant's net earnings.

                          PART II - OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K

          (a) Exhibits
                 27 - Financial Data Schedule

          (b) There were no reports on Form 8-K during the three-month period ended June 30, 1995.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                IEA MARINE CONTAINER INCOME FUND III
                                  (A California Limited Partnership)

                                By    Cronos Capital Corp.
                                      The Managing General Partner



                                By     /s/ JOHN KALLAS
                                       ---------------------------------------
                                       John Kallas
                                       Vice President, Chief Financial Officer
                                       Principal Accounting Officer



Date:  August 10, 1995

                                 EXHIBIT INDEX



Exhibit
  No.                              Description
- -------                            -----------
  27                          Financial Data Schedule