Form 10-Q
period 1995-09-30
IEA MARINE CONTAINER INCOME FUND III
filed 1995-11-13
CIK 350202

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1995

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _____

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
                                        ---       ---

                      IEA MARINE CONTAINER INCOME FUND III
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                      REPORT ON FORM 10-Q FOR THE QUARTERLY
                         PERIOD ENDED SEPTEMBER 30, 1995

                                TABLE OF CONTENTS

                                                                                                      PAGE
PART I - FINANCIAL INFORMATION

  Item 1. Financial Statements

          Balance Sheets - September 30, 1995 (unaudited) and December 31, 1994                          2

          Statements of Operations for the three and nine months ended September 30, 1995 and 1994       3
          (unaudited)

          Statements of Cash Flows for the nine months ended September 30, 1995 and 1994                 4
          (unaudited)

          Notes to Financial Statements (unaudited)                                                      5

  Item 2. Management's Discussion and Analysis of Financial Condition and Results of                     7
          Operations

PART II - OTHER INFORMATION

  Item 6. Exhibits and Reports on Form 8-K                                                               9

                         PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

          Presented herein are the Registrant's balance sheets as of September 30, 1995 and December 31, 1994, statements of operations for the three and nine months ended September 30, 1995 and 1994, and statements of cash flows for the nine months ended September 30, 1995 and 1994.

                      IEA MARINE CONTAINER INCOME FUND III
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                                   (UNAUDITED)

                                                                  September 30,        December 31,
                                                                      1995                1994
                                                                  -------------        ------------
                  Assets
                  ------
Current assets:
   Cash, includes $187,244 at September 30, 1995 and $182,194
      at December 31, 1994 in interest-bearing accounts            $   187,560         $   191,858
   Short-term investments                                              730,000             925,000
   Net lease receivables due from Leasing Company
      (notes 1 and 2)                                                  395,190             447,404
                                                                   -----------         -----------

           Total current assets                                      1,312,750           1,564,262
                                                                   -----------         -----------

Container rental equipment, at cost                                  7,400,816           9,670,148
   Less accumulated depreciation                                     5,169,461           6,759,982
                                                                   -----------         -----------
      Net container rental equipment                                 2,231,355           2,910,166
                                                                   -----------         -----------

                                                                   $ 3,544,105         $ 4,474,428
                                                                   ===========         ===========

             Partners' Capital
             -----------------

Partners' capital (deficit):
   General partners                                                $     3,226         $    (6,730)
   Limited partners                                                  3,540,879           4,481,158
                                                                   -----------         -----------

           Total partners' capital                                   3,544,105           4,474,428
                                                                   -----------         -----------

                                                                   $ 3,544,105         $ 4,474,428
                                                                   ===========         ===========

        The accompanying notes are an integral part of these statements.

                      IEA MARINE CONTAINER INCOME FUND III
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                        Three Months Ended               Nine Months Ended
                                                  ------------------------------    ------------------------------
                                                  September 30,    September 30,    September 30,    September 30,
                                                      1995             1994             1995             1994
                                                  -------------    -------------    -------------    -------------
Net lease revenue (notes 1 and 3)                  $   220,910      $   289,395      $   838,974      $ 1,004,709

Other operating expenses:
  Depreciation                                             -                -                -            187,076
  Other general and administrative expenses              7,110           11,673           33,666           41,431
                                                   -----------      -----------      -----------      -----------
                                                         7,110           11,673           33,666          228,507
                                                   -----------      -----------      -----------      -----------

    Earnings from operations                           213,800          277,722          805,308          776,202

Other income:
  Interest income                                       12,424           12,314           43,545           31,469
  Net gain on disposal of equipment                    122,814          120,489          341,024          255,350
                                                   -----------      -----------      -----------      -----------
                                                       135,238          132,803          384,569          286,819
                                                   -----------      -----------      -----------      -----------
    Net earnings                                   $   349,038      $   410,525      $ 1,189,877      $ 1,063,021
                                                   ===========      ===========      ===========      ===========
Allocation of net earnings:

  General partners                                 $    15,071      $     8,118      $    30,142      $    17,493
  Limited partners                                     333,967          402,407        1,159,735        1,045,528
                                                   -----------      -----------      -----------      -----------
                                                   $   349,038      $   410,525      $ 1,189,877      $ 1,063,021
                                                   ===========      ===========      ===========      ===========
Limited partners' per unit share of net earnings   $        11      $        14      $        39      $        35
                                                   ===========      ===========      ===========      ===========


        The accompanying notes are an integral part of these statements.

                      IEA MARINE CONTAINER INCOME FUND III
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                                  Nine Months Ended
                                                                           --------------------------------
                                                                           September 30,      September 30,
                                                                               1995               1994
                                                                           -------------      -------------
Net cash provided by operating activities                                   $   947,375        $   927,833

Cash flows provided by investing activities:
  Proceeds from disposal of equipment                                           973,527            891,630

Cash flows used in financing activities:
  Distribution to partners                                                   (2,120,200)        (1,966,883)
                                                                            -----------        -----------

Net decrease in cash and cash equivalents                                      (199,298)          (147,420)

Cash and cash equivalents at January 1                                        1,116,858          1,340,939
                                                                            -----------        -----------

Cash and cash equivalents at September 30                                   $   917,560        $ 1,193,519
                                                                            ===========        ===========


        The accompanying notes are an integral part of these statements.

                      IEA MARINE CONTAINER INCOME FUND III
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

                    SEPTEMBER 30, 1995 AND DECEMBER 31, 1994

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

                      IEA MARINE CONTAINER INCOME FUND III
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

(2)  Net Lease Receivables Due from Leasing Company

     Net lease receivables due from the Leasing Company are determined by deducting direct operating payables and accrued expenses, base management fees and incentive fees payable to CCC, the Leasing Company, and its affiliates from the rental billings payable by the Leasing Company to the Partnership under operating leases to ocean carriers for the containers owned by the Partnership. Net lease receivables at September 30, 1995 and December 31, 1994 were as follows:

                                                                  September 30,     December 31,
                                                                      1995             1994
                                                                  -------------     ------------
           Lease receivables, net of doubtful accounts
              of $189,179 at September 30, 1995 and $162,142
              at December 31, 1994                                 $  750,328       $  916,605
           Less:
           Direct operating payables and accrued expenses             229,067          280,020
           Damage protection reserve                                   84,446          141,556
           Incentive fees                                              41,625           47,625
                                                                   ----------       ----------

                                                                   $  395,190       $  447,404
                                                                   ==========       ==========

(3)  Net Lease Revenue

     Net lease revenue is determined by deducting direct operating expenses and management fees to CCC and the Leasing Company, from the rental revenue billed by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease revenue for the three and nine-month periods ended September 30, 1995 and 1994, was as follows:

                                                       Three Months Ended                Nine Months Ended
                                                 ------------------------------    ------------------------------
                                                 September 30,    September 30,    September 30,    September 30,
                                                     1995             1994             1995             1994
                                                 -------------    -------------    -------------    -------------
           Rental revenue                         $   472,996      $   649,760      $ 1,555,488      $  2,038,341
           Rental equipment
             operating expenses                       130,906          243,929          360,018           543,584
           Base management fees                        79,555          116,436          260,871           370,422
           Incentive fees                              41,625              -             95,625           119,626
                                                  -----------      -----------      -----------      ------------
                                                  $   220,910      $   289,395      $   838,974      $  1,004,709
                                                  ===========      ===========      ===========      ============

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

It is suggested that the following discussion be read in conjunction with the Registrant's most recent annual report on Form 10-K.

1) Material changes in financial condition between September 30, 1995 and December 31, 1994.

     The Registrant disposed of 1,013 containers, an amount approximately equal to 12% of its original fleet size, during the nine-month period ended September 30, 1995, in accordance with one of its original investment objectives - to realize the residual value of its containers after the expiration of their economic useful lives. The diminishing fleet size and its effect on operations contributed to the reductions in cash, short-term investments and net lease receivables due from the Leasing Company.

     Since December 31, 1994, the Managing General Partner has monitored the Registrant's fleet size and results of operations, as well as various alternatives and opportunities for selling the remaining containers. The Managing General Partner expects to continue monitoring these factors throughout the 1996 fiscal year. However, during this period, the Registrant will continue disposing its containers as opportunities arise. The Registrant's continuing efforts to dispose of the remaining fleet should produce lower operating results and, consequently, lower distributions to its partners in subsequent periods. At September 30, 1995, the Registrant's fleet consisted of 3,010 containers, an amount approximately equal to 37% of its original fleet size.

     The Registrant's cash balances at September 30, 1995 included sales proceeds from equipment disposals in the amount of $318,752. The Registrant will distribute these sales proceeds and $337,502 of cash from operations during the fourth quarter of 1995, representing distributions to its limited partners for the third quarter of 1995.

2) Material changes in the results of operations between the three and nine-month periods ended September 30, 1995 and the three and nine-month periods ended September 30, 1994.

     Net lease revenue for the third quarter of 1995 was $220,910, a decrease of 24% over the third quarter of 1994. Gross rental revenue (a component of net lease revenue) for the quarter was $472,996, a decline of 27% from the same period last year. For the first nine months of 1995, net lease revenue was $838,974, a decline of 16% from the first nine months of 1994. Gross rental revenue declined 24% to $1,555,488, over the same nine-month period.

     Gross rental revenue for the third quarter and first nine months of 1995 was primarily affected by the Registrant's diminishing fleet size. Utilization rates increased from those levels experienced during the same periods in the prior year. However, competitive pressures within the container leasing market, as well as the Leasing Company's efforts to improve the credit quality of its customer portfolio, combined to create a resistance to higher per-diem rental rates. Accordingly, average per-diem rental rates remained relatively stable when compared to the same periods in the prior year. The Registrant expects to gain long-term benefits from the improvement in the credit quality of this customer portfolio, as the allowance for doubtful accounts and related expenses should decline.

     The Registrant's average fleet size and utilization rates for the three and nine-month periods ended September 30, 1995 and 1994 were as follows:

                                                       Three Months Ended                Nine Months Ended
                                                 ------------------------------    ------------------------------
                                                 September 30,    September 30,    September 30,    September 30,
                                                     1995             1994             1995             1994
                                                 -------------    -------------    -------------    -------------
         Average Fleet Size (measured in
            twenty-foot equivalents (TEU))           3,519            5,228            3,953            5,565
         Average Utilization                            87%              82%              87%              82%

     During the third quarter of 1995, the container leasing market began to experience the effects of increasingly competitive market conditions, including, but not limited to, a resistance to higher per-diem rental rates, slightly lower utilization rates resulting from an expanding supply of marine cargo containers within the container industry, and the economic condition of the shipping industry, which has experienced a current trend toward consolidation. Accordingly, the Registrant expects a stable container leasing market during the remainder of 1995 and first half of 1996.

     The Registrant's fleet became fully depreciated during 1994, and accordingly, the Registrant did not recognize depreciation expense during the three and nine-month periods ended September 30, 1995. The declining fleet size and higher utilization rates contributed to a $113,023 and $183,566 decline in rental equipment operating expenses during the three and nine-month periods ended September 30, 1995, respectively. Accordingly, base management fees also declined. Incentive fees increased $41,625 over the same three-month period in the prior year, as a result of the Registrant's favorable collection of outstanding lease receivables and sales proceeds. Incentive fees are a performance-based incentive fee, and are subject to the operating results of the Registrant's fleet and cash generated and distributed from operations.

     Approximately 35% and 29% of the Registrant's net earnings for the three and nine-month periods ended September 30, 1995, respectively, were from gain on disposal of equipment, as compared to 29% and 24% for the same three and nine-month periods in the prior year. As the Registrant accelerates the disposal of its containers in subsequent periods, net gain on disposal will contribute significantly to the Registrant's net earnings.

                           PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

          (a) Exhibits

              Number                       Description                       Method of Filing
              ------                       -----------                       ----------------
                27                   Financial Data Schedule            Filed with this Document

          (b) There were no reports on Form 8-K during the three-month period ended September 30, 1995.

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

                                      IEA MARINE CONTAINER INCOME FUND III
                                      (A California Limited Partnership)

                                      By Cronos Capital Corp.
                                         The Managing General Partner



                                      By /s/ JOHN KALLAS
                                         ---------------------------------------
                                         John Kallas
                                         Vice President, Chief Financial Officer
                                         Principal Accounting Officer

Date:  November 13, 1995

                                  EXHIBIT INDEX

         Exhibit
            No.                              Description
         -------                             -----------
           27                          Financial Data Schedule