Form 10-Q
period 1996-03-31
IEA MARINE CONTAINER INCOME FUND III
filed 1996-05-15
CIK 350202

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _____

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

                      REPORT ON FORM 10-Q FOR THE QUARTERLY
                           PERIOD ENDED MARCH 31, 1996

                                TABLE OF CONTENTS


                                                                                                     PAGE


PART I -  FINANCIAL INFORMATION

  Item 1. Financial Statements

          Balance Sheets - March 31, 1996 (unaudited) and December 31, 1995                            4

          Statements of Operations for the three months ended March 31, 1996 and 1995 (unaudited)      5

          Statements of Cash Flows for the three months ended March 31, 1996 and 1995 (unaudited)      6

          Notes to Financial Statements (unaudited)                                                    7

  Item 2. Management's Discussion and Analysis of Financial Condition and Results of                  10
          Operations

PART II - OTHER INFORMATION

  Item 6. Exhibits and Reports on Form 8-K                                                            12

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

        Presented herein are the Registrant's balance sheets as of March 31, 1996 and December 31, 1995, statements of operations for the three months ended March 31, 1996 and 1995, and statements of cash flows for the three months ended March 31, 1996 and 1995.

                      IEA MARINE CONTAINER INCOME FUND III
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                                   (UNAUDITED)

                                                               March 31,       December 31,
                                                                 1996            1995
                                                                 ----            ----


                   Assets
                   ------
Current assets:

    Cash, includes $187,772 at March 31, 1996 and $212,798
       at December 31, 1995 in interest-bearing accounts       $  188,321     $  212,918
    Short-term investments                                        500,000        625,000
    Net lease receivables due from Leasing Company
       (notes 1 and 2)                                            496,480        408,952
                                                               ----------     ----------

           Total current assets                                 1,184,801      1,246,870
                                                               ----------     ----------

Container rental equipment, at cost                             5,734,378      6,678,748
    Less accumulated depreciation                               4,001,814      4,660,856
                                                               ----------     ----------
       Net container rental equipment                           1,732,564      2,017,892
                                                               ----------     ----------

                                                               $2,917,365     $3,264,762
                                                               ==========     ==========

              Partners' Capital
              -----------------

Partners' capital:

    General partners                                           $    1,135     $    4,657
    Limited partners                                            2,916,230      3,260,105
                                                               ----------     ----------

           Total partners' capital                              2,917,365      3,264,762
                                                               ----------     ----------

                                                               $2,917,365     $3,264,762
                                                               ==========     ==========


        The accompanying notes are an integral part of these statements.

                      IEA MARINE CONTAINER INCOME FUND III

                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                      Three Months Ended
                                                      ------------------
                                                    March 31,     March 31,
                                                      1996          1995
                                                      ----          ----


Net lease revenue (notes 1 and 3)                    $206,817     $317,349

Other operating expenses:
   Other general and administrative expenses            9,493       10,621
                                                     --------     --------

         Earnings from operations                     197,324      306,728

Other income:

   Interest income                                     10,308       15,055
   Net gain on disposal of equipment                   70,023       89,150
                                                     --------     --------
                                                       80,331      104,205
                                                     --------     --------

     Net earnings                                    $277,655     $410,933
                                                     ========     ========

Allocation of net earnings:

   General partners                                  $  2,776     $ 10,772
   Limited partners                                   274,879      400,161
                                                     --------     --------

                                                     $277,655     $410,933
                                                     ========     ========

Limited partners' per unit share of net earnings     $   9.16     $  13.34
                                                     ========     ========


        The accompanying notes are an integral part of these statements.

                      IEA MARINE CONTAINER INCOME FUND III
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                    Three Months Ended
                                                    ------------------
                                                 March 31,        March 31,
                                                   1996             1995
                                                   ----             ----


Net cash provided by operating activities        $ 229,518      $   311,502


Cash flows provided by investing activities:
   Proceeds from disposal of equipment             245,939          373,850


Cash flows used in financing activities:
   Distribution to partners                       (625,054)        (757,100)
                                                 ---------      -----------


Net decrease in cash and cash equivalents         (149,597)         (71,748)


Cash and cash equivalents at January 1             837,918        1,116,858
                                                 ---------      -----------


Cash and cash equivalents at March 31            $ 688,321      $ 1,045,110
                                                 =========      ===========




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

          The Partnership has determined that for accounting purposes the Leasing Agent Agreement is a lease, and the receivables, payables, gross revenues and operating expenses attributable to the containers managed by the Leasing Company are, for accounting purposes, those of the Leasing Company and not of the Partnership. Consequently, the Partnership's balance sheets and statements of operations display the payments to be received by the Partnership from the Leasing Company as the Partnership's receivables and revenues.



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

      (2) Net Lease Receivables Due from Leasing Company

          Net lease receivables due from the Leasing Company are determined by deducting direct operating payables and accrued expenses, base management fees and incentive fees payable to CCC, the Leasing Company, and its affiliates from the rental billings payable by the Leasing Company to the Partnership under operating leases to ocean carriers for the containers owned by the Partnership. Net lease receivables at March 31, 1996 and December 31, 1995 were as follows:



                                                              March 31,   December 31,
                                                                1996         1995
                                                                ----         ----


           Lease receivables, net of doubtful accounts
              of $209,212 at March 31, 1996 and $198,828
              at December 31, 1995                            $733,715     $634,228
           Less:
           Direct operating payables and accrued expenses      166,754      141,780
           Damage protection reserve                            70,481       69,808
           Incentive fees                                         --         13,688
                                                              --------     --------

                                                              $496,480     $408,952
                                                              ========     ========



                                                                     (Continued)

                      IEA MARINE CONTAINER INCOME FUND III
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

(3)   Net Lease Revenue

      Net lease revenue is determined by deducting direct operating expenses and management fees to CCC and the Leasing Company, from the rental revenue billed by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease revenue for the three-month periods ended March 31, 1996 and 1995, was as follows:



                                          Three Months Ended
                                          ------------------
                                       March 31,     March 31,
                                         1996          1995
                                         ----          ----


Rental revenue                          $349,557     $549,049
Rental equipment operating expenses       79,550      112,266
Base management fees                      63,190       98,059
Incentive fees                              --         21,375
                                        --------     --------

                                        $206,817     $317,349
                                        ========     ========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

It is suggested that the following discussion be read in conjunction with the Registrant's most recent annual report on Form 10-K.

1) Material changes in financial condition between March 31, 1996 and December 31, 1995.

      As discussed in the Registrant's report for the year ended December 31, 1995, the Registrant entered 1996 with a view towards accelerating the disposition process of its container fleet. A lack of viable options during the first quarter of 1996 resulted in the Registrant's continued disposal of containers as part of its ongoing container operations. Accordingly, 379 containers were disposed during the first quarter of 1996, contributing to a decline in the Registrant's operating results and the related cash balances. At March 31, 1996, 29% of the original equipment remained in the Registrant's fleet, as compared to 33% at December 31, 1995, and was comprised of the following:


                                      20-Foot         40-Foot
                                      -------         -------

Containers on lease:
     Term leases                         219               9
     Master lease                      1,465             238
                                       -----             ---
         Subtotal                      1,684             247

Containers off lease                     349              54
                                       -----             ---

     Total container fleet             2,033             301
                                       =====             ===




                                       20-Foot          40-Foot
                                       -------          -------
                                    Units      %      Units     %
                                    -----      -      -----     -

         Total purchases            7,257     100%     890     100%
              Less disposals        5,224      72%     589      66%


         Remaining fleet at March 31, 1996     2,033      28%     301      34%
                                               =====     ===      ===     ===



      Net lease receivables at March 31, 1996 increased when compared to December 31, 1995, as cash collections of outstanding receivables slowed. The diminishing fleet size, and its related operating performance, also contributed to the increase in net lease receivables, as direct operating payables, base management and incentive fees payable declined.

      During the first quarter of 1996, distributions from operations and sales proceeds amounted to $625,054, reflecting distributions to the general and limited partners for the fourth quarter of 1995. This represents a decline from the $662,554 distributed during the fourth quarter of 1995, reflecting distributions for the third quarter of 1995. The Registrant's efforts to dispose of the remaining fleet should produce lower operating results and, consequently, lower distributions to its partners in subsequent periods.

      The statements contained in the following discussion are based on current expectations. These statements are forward looking and actual results may differ materially. The container leasing market generally softened during the fourth quarter of 1995 and has remained so during the first quarter of 1996. At March 31, 1996, container inventories remained at larger-than-usual levels, resulting in a decline in the Registrant's average utilization rate from 86% at December 31, 1995 to 84% at March 31, 1996. During the first quarter of 1996, the Leasing Company implemented various marketing strategies, including but not limited to, offering incentives to shipping companies and repositioning containers to high demand locations in order to counter these market conditions. The Leasing Company expects the Registrant to recognize the benefits of these efforts during the next few quarters of 1996. However, base per-diem rental rates have recently become subject to downward pressures within the container leasing market. A reduction in per-diem rental rates, combined with current utilization levels, could impact the Registrant's results from operations during the remainder of 1996.

2) Material changes in the results of operations between the three-month period ended March 31, 1996 and the three-month period ended March 31, 1995.

      Net lease revenue for the first quarter of 1996 was $206,817, a decline of 35% from the first quarter of 1995. Approximately 25% of the Registrant's net earnings for the three-month period ended March 31, 1996 were from gain on disposal of equipment, as compared to 22% for the same three-month period in the prior year. As the Registrant accelerates the disposal of its containers in subsequent periods, net gain on disposal will contribute significantly to the Registrant's net earnings.

      Gross rental revenue (a component of net lease revenue) for the quarter ended March 31, 1996 was $349,557, reflecting a decline of 36% from the same three-month period in 1995. During 1996, gross rental revenue was primarily impacted by the Registrant's diminishing fleet size. Average per-diem rental rates remained relatively stable when compared to the same period in the prior year. The Registrant's average fleet size and utilization rates for the three-month periods ended March 31, 1996 and March 31, 1995 were as follows:


                                                     Three Months Ended
                                                     ------------------
                                                    March 31,     March 31,
                                                      1996           1995
                                                      ----           ----

           Average Fleet Size (measured in
               twenty-foot equivalent units (TEU))     2,813      4,295
           Average Utilization                            84%        85%


      Rental equipment operating expenses were 23% of the Registrant's gross lease revenue during the three-month period ended March 31, 1996, as compared to 20% during the three-month period ended March 31, 1995. This increase was largely attributable to an increase in costs associated with slightly lower utilization levels, including handling, storage and repositioning. The Registrant's declining fleet size also contributed to a reduction in its operating performance. Accordingly, base management and incentive fees declined when compared to the same period in the prior year.

                           PART II - OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K

(a)   Exhibits

Exhibit
  No.          Description                                                               Method of Filing
  ---          -----------                                                               ----------------


   3(a)        Limited Partnership Agreement of the Registrant, amended and              *
               restated as of February 11, 1981

   3(b)        Certificate of Limited Partnership of the Registrant                      **

   27          Financial Data Schedule                                                   Filed with this document



(b)   Reports on Form 8-K

      No reports on Form 8-K were filed by the Registrant during the quarter ended March 31, 1996





- --------------------

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

                                  IEA MARINE CONTAINER INCOME FUND III
                                  (A California Limited Partnership)

                                  By     Cronos Capital Corp.
                                         The Managing General Partner

                                  By     /s/ JOHN KALLAS
                                         ------------------------------
                                         John Kallas
                                         Vice President, Chief Financial Officer
                                         Principal Accounting Officer

Date:  May 14, 1996

                                  EXHIBIT INDEX

 Exhibit
   No.         Description                                                                        Method of Filing
   ---         -----------                                                                        ----------------


   3(a)        Limited Partnership Agreement of the Registrant, amended and                       *
               restated as of February 11, 1981

   3(b)        Certificate of Limited Partnership of the Registrant                               **

   27          Financial Data Schedule                                                            Filed with this document





- ----------------

* Incorporated by reference to Exhibit "A" to the Prospectus of the Registrant dated February 12, 1981, included as part of Registration Statement on Form S-1 (No. 2-70401)

** Incorporated by reference to Exhibit 3.4 to the Registration Statement on Form S-1 (No. 2-70401)