Form 10-Q
period 1996-06-30
IEA MARINE CONTAINER INCOME FUND III
filed 1996-08-13
CIK 350202

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________
       TO ____________

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

                      REPORT ON FORM 10-Q FOR THE QUARTERLY
                           PERIOD ENDED JUNE 30, 1996

                                TABLE OF CONTENTS

                                                                                                                   PAGE
PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

          Balance Sheets - June 30, 1996 (unaudited) and December 31, 1995                                            4

          Statements of Operations for the three and six months ended June 30, 1996 and 1995 (unaudited)              5

          Statements of Cash Flows for the six months ended June 30, 1996 and 1995 (unaudited)                        6

          Notes to Financial Statements (unaudited)                                                                   7

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations                      10


PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                                                                           12

                         PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

          Presented herein are the Registrant's balance sheets as of June 30, 1996 and December 31, 1995, statements of operations for the three and six months ended June 30, 1996 and 1995, and statements of cash flows for the six months ended June 30, 1996 and 1995.

                      IEA MARINE CONTAINER INCOME FUND III
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                                   (UNAUDITED)

                                                                   June 30,       December 31,
                                                                     1996            1995
                                                                   --------       ------------
                   Assets
Current assets:
     Cash, includes $136,319 at June 30, 1996 and $212,798
         at December 31, 1995 in interest-bearing accounts       $  136,538       $  212,918
     Short-term investments                                         801,405          625,000
     Net lease receivables due from Leasing Company
         (notes 1 and 2)                                            405,294          408,952
                                                                 ----------       ----------

              Total current assets                                1,343,237        1,246,870
                                                                 ----------       ----------

Container rental equipment, at cost                               4,539,029        6,678,748
     Less accumulated depreciation                                3,154,629        4,660,856
                                                                 ----------       ----------
         Net container rental equipment                           1,384,400        2,017,892
                                                                 ----------       ----------

                                                                 $2,727,637       $3,264,762
                                                                 ==========       ==========
     Partners' Capital

Partners' capital:
     General partners                                            $    1,995       $    4,657
     Limited partners                                             2,725,642        3,260,105
                                                                 ----------       ----------

              Total partners' capital                             2,727,637        3,264,762
                                                                 ----------       ----------

                                                                 $2,727,637       $3,264,762
                                                                 ==========       ==========

        The accompanying notes are an integral part of these statements.

                      IEA MARINE CONTAINER INCOME FUND III
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                          Three Months Ended             Six Months Ended
                                                        -----------------------       -----------------------
                                                        June 30,       June 30,       June 30,       June 30,
                                                         1996            1995           1996           1995
                                                        --------       --------       --------       -------
Net lease revenue (notes 1 and 3)                      $158,713       $300,715       $365,530       $618,064

Other operating expenses:
     Other general and administrative expenses            8,943         15,935         18,436         26,556
                                                       --------       --------       --------       --------
         Earnings from operations                       149,770        284,780        347,094        591,508

Other income:
     Interest income                                     11,296         16,066         21,604         31,121
     Net gain on disposal of equipment                  132,877        129,060        202,900        218,210
                                                       --------       --------       --------       --------
                                                        144,173        145,126        224,504        249,331
                                                       --------       --------       --------       --------
         Net earnings                                  $293,943       $429,906       $571,598       $840,839
                                                       ========       ========       ========       ========
Allocation of net earnings:
     General partners                                  $  6,403       $  4,299       $  9,179       $ 15,071
     Limited partners                                   287,540        425,607        562,419        825,768
                                                       --------       --------       --------       --------
                                                       $293,943       $429,906       $571,598       $840,839
                                                       ========       ========       ========       ========
Limited partners' per unit share of net earnings       $   9.59       $  14.19       $  18.75       $  27.53
                                                       ========       ========       ========       ========



        The accompanying notes are an integral part of these statements.

                      IEA MARINE CONTAINER INCOME FUND III
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                  Six Months Ended
                                                              --------------------------
                                                              June 30,          June 30,
                                                                1996              1995
                                                              --------          --------

Net cash provided by operating activities                  $   462,795        $   644,342

Cash flows provided by investing activities:
     Proceeds from disposal of equipment                       745,954            655,019

Cash flows used in financing activities:
     Distribution to partners                               (1,108,724)        (1,476,586)
                                                           -----------        -----------

Net increase (decrease) in cash and cash equivalents           100,025           (177,225)

Cash and cash equivalents at January 1                         837,918          1,116,858
                                                           -----------        -----------

Cash and cash equivalents at June 30                       $   937,943        $   939,633
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

(2)   Net Lease Receivables Due from Leasing Company

      Net lease receivables due from the Leasing Company are determined by deducting direct operating payables and accrued expenses, base management fees and incentive fees payable to CCC, the Leasing Company, and its affiliates, from the rental billings payable by the Leasing Company to the Partnership under operating leases to ocean carriers for the containers owned by the Partnership. Net lease receivables at June 30, 1996 and December 31, 1995 were as follows:

                                                                        June 30,        December 31,
                                                                          1996              1995
                                                                        --------        ------------

Lease receivables, net of doubtful accounts
  of $244,211 at June 30, 1996 and $198,828 at
  December 31, 1995                                                     $564,195           $634,228
Less:
Direct operating payables and accrued expenses                            86,797            141,780
Damage protection reserve                                                 72,104             69,808
Incentive fees                                                                --             13,688
                                                                        --------           --------
                                                                        $405,294           $408,952
                                                                        ========           ========



                                                                     (Continued)

                      IEA MARINE CONTAINER INCOME FUND III
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

  (3) Net Lease Revenue

      Net lease revenue is determined by deducting direct operating expenses and management fees to CCC and the Leasing Company, from the rental revenue billed by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease revenue for the three and six-month periods ended June 30, 1996 and 1995, was as follows:

                                                        Three Months Ended                 Six Months Ended
                                                     ------------------------          -----------------------
                                                     June 30,        June 30,          June 30,       June 30,
                                                       1996            1995              1996           1995
                                                     --------        --------          --------       --------
          Rental revenue                             $288,836        $533,443            $638,393     $1,082,492

          Rental equipment operating expenses          79,744         116,846             159,294        229,112
          Base management fees                         50,379          83,257             113,569        181,316
          Incentive fees                                   --          32,625                  --         54,000
                                                     --------        --------            --------       --------

                                                     $158,713        $300,715            $365,530       $618,064
                                                     ========        ========            ========       ========




                                                                     (Continued)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

1) Material changes in financial condition between June 30, 1996 and December 31, 1995.

      As discussed in the Registrant's report for the year ended December 31, 1995, the Registrant entered 1996 with a view towards accelerating the disposition of its container fleet. During the first six months of 1996, the Registrant increased the quantity of container disposals in response to the generally softer container leasing market. Accordingly, 875 containers were disposed during the first six months of 1996, contributing to an increase in cash generated from sales proceeds and, accordingly, the related cash balances. At June 30, 1996, 23% of the original equipment remained in the Registrant's fleet, as compared to 33% at December 31, 1995, comprised as follows:

                                                         20-Foot                    40-Foot
                                                         -------                    -------
         Containers on lease:
              Term leases                                   203                         9
              Master lease                                1,196                       198
                                                          -----                       ---
                  Subtotal                                1,399                       207

         Containers off lease                               199                        33
                                                          -----                       ---

              Total container fleet                       1,598                       240
                                                          =====                       ===

                                                          20-Foot                   40-Foot
                                                      --------------            --------------
                                                      Units       %             Units      %
                                                      -----      ---            -----     ---
         Total purchases                              7,257      100%             890     100%
              Less disposals                          5,659       78%             650      73%
                                                      -----      ---              ---     ---

         Remaining fleet at June 30, 1996             1,598       22%             240      27%
                                                      =====      ===              ===     ===


      The diminishing fleet size and its related operating performance contributed to the declines in lease receivables, direct operating payables and incentive fees payable.

      During the second quarter of 1996, distributions from operations and sales proceeds amounted to $483,670, reflecting distributions to the general and limited partners for the first quarter of 1996. This represents a decline from the $625,054 distributed during the first quarter of 1996, reflecting distributions for the fourth quarter of 1995. The Registrant's efforts to dispose of the remaining fleet should produce lower operating results and, consequently, lower distributions from operations to its partners in subsequent periods. However, sales proceeds distributed to its partners may fluctuate in subsequent periods, reflecting the level of container disposals.

      The statements contained in the following discussion are based on current expectations. These statements are forward looking and actual results may differ materially. The container leasing market generally softened during the fourth quarter of 1995 and has remained so during the first six months of 1996. At June 30, 1996, container inventories remained at larger-than-usual levels. Base per-diem rates have become subject to downward pressures arising from a soft container leasing market. During the first six months of 1996, the Leasing Company implemented various marketing strategies, including but not limited to, offering incentives to shipping companies and repositioning containers to high demand locations in order to counter these market conditions. Accordingly, ancillary per-diems have fluctuated, favoring a downward trend, while free-day incentives offered to shipping companies have risen. The Registrant's continued disposal of containers contributed to a slight increase in utilization rates, from 86% at December 31, 1995 to 87% at June 30, 1996, as the number of off-hire containers unavailable for lease were significantly reduced. Currently, there are no visible signs of improvement in the leasing market and hence further downward pressure on rental rates can be expected in the ensuing quarters. As a result, these leasing markets conditions, combined with the Registrant's disposal of containers, will continue to impact the Registrant's results from operations during the remainder of 1996.

2) Material changes in the results of operations between the three and six-month periods ended June 30, 1996 and the three and six-month periods ended June 30, 1995.

      Net lease revenue for the three and six-month periods ended June 30, 1996 was $158,713 and $365,530, respectively, a decline of 47% and 41% from the same three and six-month periods in the prior year, respectively. Approximately 45% and 35% of the Registrant's net earnings for the three and six-month periods ended June 30, 1996, respectively, were from gain on disposal of equipment, as compared to 30% and 26% for the same three and six-month periods in the prior year, respectively. As the Registrant accelerates the disposal of its containers in subsequent periods, net gain on disposal will contribute significantly to the Registrant's net earnings.

      Gross rental revenue (a component of net lease revenue) for the three and six-month periods ended June 30, 1996 was $288,836, and $638,393, respectively, reflecting a decline of 46% and 41% from the same three and six-month periods in 1995, respectively. During 1996, gross rental revenue was primarily impacted by the Registrant's diminishing fleet size. Average per-diem rental rates decreased approximately 3% and 2%, when compared to the same three and six-month periods in the prior year, respectively, as they became subject to the downward pressures of an increasingly soft container leasing market. Utilization rates increased slightly when compared to the same three and six-month periods in the prior year, as the Registrant's continued disposal of containers significantly reduced the number of off-hire containers unavailable for lease. The Registrant's average fleet size and utilization rates for the three and six-month periods ended June 30, 1996 and June 30, 1995 were as follows:

                                                        Three Months Ended                 Six Months Ended
                                                     ------------------------           -----------------------
                                                     June 30,        June 30,           June 30,       June 30,
                                                       1996            1995               1996           1995
                                                     --------        --------           --------       --------
         Average Fleet Size (measured in
              twenty-foot equivalent units (TEU))     2,258           3,853              2,536          4,139
         Average Utilization                             88%             87%                87%            86%


      Rental equipment operating expenses were 26% and 24% of the Registrant's gross lease revenue during the three and six-month periods ended June 30, 1996, respectively, as compared to 22% and 21% during the three and six-month periods ended June 30, 1995, respectively. This increase was largely attributable to a decline in gross lease revenue resulting from lower per-diem rates, a downward trend in ancillary per-diems, and an increase in free-day incentives offered to shipping companies. Costs associated with fluctuating utilization levels and higher redeliveries of containers, including handling, storage and repositioning, also contributed to the increase in rental equipment operating expenses, as a percentage of gross lease revenue. The Registrant's declining fleet size and related operating performance contributed to the decline in base management and incentive fees, when compared to the same periods in the prior year.

                          PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

(a)   Exhibits

      Exhibit
         No                    Description                                                 Method of Filing
      -------                  -----------                                                 ----------------

       3(a)    Limited Partnership Agreement of the Registrant, amended and                *
               restated as of February 11, 1981

       3(b)    Certificate of Limited Partnership of the Registrant                        **

       27      Financial Data Schedule                                                     Filed with this document

(b)   Reports on Form 8-K

      No reports on Form 8-K were filed by the Registrant during the quarter ended June 30, 1996


- --------------
* Incorporated by reference to Exhibit "A" to the Prospectus of the Registrant dated February 12, 1981, included as part of Registration Statement on Form S-1 (No. 2-70401)

** Incorporated by reference to Exhibit 3.4 to the Registration Statement on Form S-1 (No. 2-70401)

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

                              IEA MARINE CONTAINER INCOME FUND III
                              (A California Limited Partnership)

                              By     Cronos Capital Corp.
                                     The Managing General Partner

                              By /s/ JOHN KALLAS
                                 ------------------------------
                                 John Kallas
                                 Vice President, Chief Financial Officer
                                 Principal Accounting Officer

Date:  August 13, 1996

                                  EXHIBIT INDEX


      Exhibit
         No                    Description                                                 Method of Filing
      -------                  -----------                                                 ----------------

       3(a)    Limited Partnership Agreement of the Registrant, amended and                *
               restated as of February 11, 1981

       3(b)    Certificate of Limited Partnership of the Registrant                        **

       27      Financial Data Schedule                                                     Filed with this document




- ---------------
* Incorporated by reference to Exhibit "A" to the Prospectus of the Registrant dated February 12, 1981, included as part of Registration Statement on Form S-1 (No. 2-70401)

** Incorporated by reference to Exhibit 3.4 to the Registration Statement on Form S-1 (No. 2-70401)