Form 10-Q
period 1996-09-30
IEA MARINE CONTAINER INCOME FUND III
filed 1996-11-12
CIK 350202

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

                                       OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM         TO

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---   ---

                      IEA MARINE CONTAINER INCOME FUND III
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                      REPORT ON FORM 10-Q FOR THE QUARTERLY
                         PERIOD ENDED SEPTEMBER 30, 1996

                                TABLE OF CONTENTS

                                                                                                                   PAGE
PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

          Balance Sheets - September 30, 1996 (unaudited) and December 31, 1995                                     4

          Statements of Operations for the three and nine months ended September 30, 1996 and 1995 (unaudited)      5

          Statements of Cash Flows for the nine months ended September 30, 1996 and 1995 (unaudited)                6

          Notes to Financial Statements (unaudited)                                                                 7

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations                    10


PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                                                                           12

                         PART I - FINANCIAL INFORMATION


Item 1.   Financial Statements

          Presented herein are the Registrant's balance sheets as of September 30, 1996 and December 31, 1995, statements of operations for the three and nine months ended September 30, 1996 and 1995, and statements of cash flows for the nine months ended September 30, 1996 and 1995.

                      IEA MARINE CONTAINER INCOME FUND III
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                                   (UNAUDITED)


                                                                      September 30,    December 31,
                                                                          1996             1995
                                                                      -------------    ------------
                   Assets
Current assets:
     Cash, includes $136,054 at September 30, 1996 and $212,798
         at December 31, 1995 in interest-bearing accounts            $  136,405       $  212,918
     Short-term investments                                              626,096          625,000
     Net lease receivables due from Leasing Company
         (notes 1 and 2)                                                 325,951          408,952
                                                                      ----------       ----------

              Total current assets                                     1,088,452        1,246,870
                                                                      ----------       ----------

Container rental equipment, at cost                                    3,747,258        6,678,748
     Less accumulated depreciation                                     2,604,347        4,660,856
                                                                      ----------       ----------
         Net container rental equipment                                1,142,911        2,017,892
                                                                      ----------       ----------

                                                                      $2,231,363       $3,264,762
                                                                      ==========       ==========

     Partners' Capital

Partners' capital:
     General partners                                                 $    2,664       $    4,657
     Limited partners                                                  2,228,699        3,260,105
                                                                      ----------       ----------

              Total partners' capital                                  2,231,363        3,264,762
                                                                      ----------       ----------

                                                                      $2,231,363       $3,264,762
                                                                      ==========       ==========

        The accompanying notes are an integral part of these statements.

                      IEA MARINE CONTAINER INCOME FUND III
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                              Three Months Ended             Nine Months Ended
                                                        ----------------------------    -----------------------------
                                                        September 30,  September 30,    September 30,   September 30,
                                                            1996            1995            1996            1995
                                                        -------------  -------------    ------------    -----------
Net lease revenue (notes 1 and 3)                        $157,011       $220,910       $  522,541       $  838,974
Other operating expenses:
   Other general and administrative expenses                9,475          7,110           27,911           33,666
                                                         --------       --------       ----------       ----------
     Earnings from operations                             147,536        213,800          494,630          805,308
Other income:
   Interest income                                         12,706         12,424           34,310           43,545
   Net gain on disposal of equipment                       73,368        122,814          276,268          341,024
                                                         --------       --------       ----------       ----------
                                                           86,074        135,238          310,578          384,569
                                                         --------       --------       ----------       ----------
     Net earnings                                        $233,610       $349,038       $  805,208       $1,189,877
                                                         ========       ========       ==========       ==========
Allocation of net earnings:
   General partners                                      $  8,674       $ 15,071       $   17,853       $   30,142
   Limited partners                                       224,936        333,967          787,355        1,159,735
                                                         --------       --------       ----------       ----------
                                                         $233,610       $349,038       $  805,208       $1,189,877
                                                         ========       ========       ==========       ==========
Limited partners' per unit share of net earnings         $   7.50       $  11.30       $    26.25       $    39.04
                                                         ========       ========       ==========       ==========

        The accompanying notes are an integral part of these statements.

                      IEA MARINE CONTAINER INCOME FUND III
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                         Nine Months Ended
                                                 ----------------------------------
                                                  September 30,       September 30,
                                                      1996                1995
                                                 ---------------     --------------
Net cash provided by operating activities          $   640,752        $   947,375

Cash flows provided by investing activities:
   Proceeds from disposal of equipment               1,122,439            973,527

Cash flows used in financing activities:
   Distribution to partners                         (1,838,608)        (2,120,200)
                                                   -----------        -----------

Net decrease in cash and cash equivalents              (75,417)          (199,298)

Cash and cash equivalents at January 1                 837,918          1,116,858
                                                   -----------        -----------

Cash and cash equivalents at September 30          $   762,501        $   917,560
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


(2)   Net Lease Receivables Due from Leasing Company

      Net lease receivables due from the Leasing Company are determined by deducting direct operating payables and accrued expenses, base management fees and incentive fees payable to CCC, the Leasing Company, and its affiliates, from the rental billings payable by the Leasing Company to the Partnership under operating leases to ocean carriers for the containers owned by the Partnership. Net lease receivables at September 30, 1996 and December 31, 1995 were as follows:

                                                           September 30,   December 31,
                                                               1996           1995
                                                           -------------   ------------
Lease receivables, net of doubtful accounts
     of $213,164 at September 30, 1996 and $198,828 at
     December 31, 1995                                       $470,051       $634,228
Less:
Direct operating payables and accrued expenses                 70,852        141,780
Damage protection reserve                                      73,248         69,808
Incentive fees                                                   --           13,688
                                                             --------       --------
                                                             $325,951       $408,952
                                                             ========       ========


                                                                     (Continued)

                      IEA MARINE CONTAINER INCOME FUND III
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


(3)      Net Lease Revenue

         Net lease revenue is determined by deducting direct operating expenses and management fees to CCC and the Leasing Company, from the rental revenue billed by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease revenue for the three and nine-month periods ended September 30, 1996 and 1995, was as follows:

                                             Three Months Ended            Nine Months Ended
                                        ----------------------------  -----------------------------
                                        September 30,  September 30,  September 30,   September 30,
                                            1996           1995           1996            1995
                                        -------------  -------------  -------------   -------------
Rental revenue                            $235,248       $472,996       $873,641       $1,555,488

Rental equipment operating expenses         36,788        130,906        196,082          360,018
Base management fees                        41,449         79,555        155,018          260,871
Incentive fees                                --           41,625           --             95,625
                                          --------       --------       --------       ----------
                                          $157,011       $220,910       $522,541       $  838,974
                                          ========       ========       ========       ==========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

1) Material changes in financial condition between September 30, 1996 and December 31, 1995.

      As discussed in the Registrant's report for the year ended December 31, 1995, the Registrant entered 1996 with a view towards accelerating the disposition of its container fleet. During the first nine months of 1996, the Registrant increased the quantity of container disposals in response to the slower growth in containerized trade and its impact on the container leasing industry. Accordingly, 1,186 containers were disposed during the first nine months of 1996, contributing to an increase in cash generated from sales proceeds. At September 30, 1996, 19% of the original equipment remained in the Registrant's fleet, as compared to 33% at December 31, 1995, comprised as follows:

                                20-Foot    40-Foot
                                -------    -------
Containers on lease:
     Term leases                   137        10
     Master lease                1,045       164
                                 -----       ---
         Subtotal                1,182       174

Containers off lease               146        25
                                 -----       ---

     Total container fleet       1,328       199
                                 =====       ===

                                                 20-Foot              40-Foot
                                            ----------------     -----------------
                                            Units        %        Units       %
                                            -----       ----        -----    ----
Total purchases                             7,257       100%       890       100%
     Less disposals                         5,929        82%       691        78%
                                            -----       ---        ---       ---

Remaining fleet at September 30, 1996       1,328        18%       199        22%
                                            =====       ===        ===       ===


      Net lease receivables at September 30, 1996 declined when compared to December 31, 1995. Contributing to this decline were favorable collections of the Registrant's lease receivables, a diminishing fleet size, and its related operating performance.

      During the third quarter of 1996, distributions from operations and sales proceeds amounted to $729,884, reflecting distributions to the general and limited partners for the second quarter of 1996. This represents an increase from the $483,670 distributed during the second quarter of 1996 due to an increase in distributions from sales proceeds. The Registrant's efforts to dispose of the remaining fleet should produce lower operating results and, consequently, lower distributions from operations to its partners in subsequent periods. However, sales proceeds distributed to its partners will continue to fluctuate in subsequent periods, dependent on the level of container disposals.

      The statements contained in the following discussion are based on current expectations. These statements are forward looking and actual results may differ materially. Indicative of the cyclical nature of the container leasing business, containerized trade growth slowed in the last quarter of 1995, and excess inventories began to develop. This slowdown has resulted in reduced equipment utilization and lower per-diem rental rates in the container leasing industry during the first nine months of 1996. However, as a result of the Registrant's policy of disposing off-hire containers, utilization at September 30, 1996 averaged 87%, an increase from the average utilization rate of 86% at December 31, 1995. Additionally, during the first nine months of 1996, the Leasing Company implemented various marketing strategies, including but not limited to, offering incentives to shipping companies and repositioning containers to high demand locations in order to counter the market conditions. Ancillary revenues have fallen, and free-day incentives offered to the shipping lines have increased. These leasing market conditions, combined with the Registrant's disposal of containers, are expected to adversely impact the results from operations through the remainder of 1996 and into 1997.


2) Material changes in the results of operations between the three and nine-month periods ended September 30, 1996 and the three and nine-month periods ended September 30, 1995.

      Net lease revenue for the three and nine-month periods ended September 30, 1996 was $157,011 and $522,541, respectively, a decline of 29% and 38% from the same three and nine-month periods in the prior year, respectively. Approximately 31% and 34% of the Registrant's net earnings for the three and nine-month periods ended September 30, 1996, respectively, were from gain on disposal of equipment, as compared to 35% and 29% for the same three and nine-month periods in the prior year, respectively. As the Registrant continues the disposal of its containers in subsequent periods, net gain on disposal should contribute significantly to the Registrant's net earnings.

      Gross rental revenue (a component of net lease revenue) for the three and nine-month periods ended September 30, 1996 was $235,248, and $873,641, respectively, reflecting a decline of 50% and 44% from the same three and nine-month periods in 1995, respectively. During 1996, gross rental revenue was primarily impacted by the Registrant's diminishing fleet size. Average per-diem rental rates decreased approximately 3% and 2%, when compared to the same three and nine-month periods in the prior year, respectively, as they became subject to the downward pressures of an increasingly soft container leasing market. Utilization rates increased slightly when compared to the same three-month period in the prior year, and remained unchanged when compared to the same nine-month period in the prior year, as the Registrant's continued disposal of containers significantly reduced the number of off-hire containers unavailable for lease. The Registrant's average fleet size and utilization rates for the three and nine-month periods ended September 30, 1996 and September 30, 1995 were as follows:

                                                      Three Months Ended            Nine Months Ended
                                                 ----------------------------  ----------------------------
                                                 September 30,  September 30,  September 30,  September 30,
                                                     1996           1995           1996           1995
                                                 -------------  -------------  -------------  -------------
   Average Fleet Size (measured in
       twenty-foot equivalent units (TEU))           1,838        3,519          2,303           3,953
   Average Utilization                                  90%          87%            87%             87%

      Rental equipment operating expenses were 16% and 22% of the Registrant's gross lease revenue for the three and nine-month periods ended September 30, 1996, respectively, as compared to 28% and 23% during the three and nine-month periods ended September 30, 1995, respectively. These declines were primarily attributable to a reduction in the provision for doubtful accounts, and the costs associated with the recovery actions against the doubtful accounts of certain lessees. Costs associated with utilization levels, including storage, handling and repositioning, also declined, contributing to the decline in rental equipment operating expenses, as a percentage of gross lease revenue. The Registrant's declining fleet size and related operating performance contributed to the decline in base management and incentive fees, when compared to the same periods in the prior year.

                           PART II - OTHER INFORMATION


Item 6.       Exhibits and Reports on Form 8-K

(a)   Exhibits

Exhibit
   No.                Description                                            Method of Filing
---------            -------------                                           ----------------
   3(a)        Limited Partnership Agreement of the Registrant, amended and     *
               restated as of February 11, 1981

   3(b)        Certificate of Limited Partnership of the Registrant             **

   27          Financial Data Schedule                                          Filed with this document



(b)   Reports on Form 8-K

      No reports on Form 8-K were filed by the Registrant during the quarter ended September 30, 1996




-------------------

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



                                 IEA MARINE CONTAINER INCOME FUND III
                                 (A California Limited Partnership)

                                 By    Cronos Capital Corp.
                                       The Managing General Partner



                                 By    /s/ JOHN KALLAS
                                      ------------------------------------
                                       John Kallas
                                       Vice President, Treasurer
                                       Principal Financial & Accounting Officer




Date:  November 11, 1996

                                  EXHIBIT INDEX

Exhibit
   No.                Description                                            Method of Filing
---------            -------------                                           ----------------
   3(a)        Limited Partnership Agreement of the Registrant, amended and     *
               restated as of February 11, 1981

   3(b)        Certificate of Limited Partnership of the Registrant             **

   27          Financial Data Schedule                                          Filed with this document






-------------------

* Incorporated by reference to Exhibit "A" to the Prospectus of the Registrant dated February 12, 1981, included as part of Registration Statement on Form S-1 (No. 2-70401)

** Incorporated by reference to Exhibit 3.4 to the Registration Statement on Form S-1 (No. 2-70401)