Form 10-K
period 1996-12-31
IEA MARINE CONTAINER INCOME FUND III
filed 1997-06-16
CIK 350202

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                              ACT OF 1934 $ 250.00

                   For the fiscal year ended December 31, 1996

                                       OR
 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE
                          ACT OF 1934 [NO FEE REQUIRED]

              For the transition period from ________ to ________.

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

                                                   Name of each exchange on
        Title of each class                            which registered
          Not Applicable
        -------------------                         -------------------

          Securities registered pursuant to Section 12(g) of the Act:

                     UNITS OF LIMITED PARTNERSHIP INTERESTS
               --------------------------------------------------
                                (Title of Class)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant is not applicable.

                                     Documents incorporated by Reference
PART I
Item1 - Business                     Prospectus of IEA Marine Container Income Fund III,
                                     dated February 12, 1981 included as part of
                                     Registration Statement on Form S-1 (No. 2-70401)

                                     Certificate of Limited Partnership of IEA Marine
                                     Container Income Fund III, filed as Exhibit 3.4 to
                                     the Registration Statement on Form S-1 (No. 2-70401)

PART II
Item 9 -   Changes in and Dis-       Current Report on Form 8-K of IEA Marine Container Income Fund
           agreements with           III, filed February 7, 1997 and April 14, 1997, respectively,
           Accountants on            and Amendment No. 1 to Current Report on Form 8-K filed
           Accounting and            February 26, 1997.
           Financial Disclosure

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

    The managing general partner of the Registrant is Cronos Capital Corp. ("CCC"), a wholly-owned subsidiary of Cronos Holdings/Investments (U.S.), Inc., a Delaware corporation. Cronos Holdings/Investments (U.S.), Inc. is a wholly-owned subsidiary of The Cronos Group, a holding company registered in Luxembourg ("the Holding Company"). CCC and other affiliated companies wholly-owned by The Cronos Group are collectively referred to as the "Group". The activities of the container division of the Group are managed through the Group's subsidiary in the United Kingdom, Cronos Containers Limited ("the Leasing Company"). The Leasing Company manages the leasing operations of all equipment owned or managed by the Group on its own behalf or on behalf of other third-party container owners, including all other programs organized by CCC. The associate general partner is Smith Barney Shearson, Inc., a successor to The F&M Corporation.

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

    Standard dry cargo containers are rectangular boxes with no moving parts, other than doors, and are typically made of steel. They are constructed to carry a wide variety of cargos ranging from heavy industrial raw materials to light-weight finished goods. Specialized containers include, among others, refrigerated containers for the transport of temperature- sensitive goods and tank containers for the carriage of liquid cargo. Dry cargo containers constitute approximately 87% of the worldwide container fleet. Refrigerated and tank containers constitute approximately 6% of the worldwide container fleet, with open-tops and other specialized containers constituting the remainder.

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

    The logistical advantages and reduced freight rates brought about by containerization have been a major catalyst for world trade growth during the last twenty-five years, which in turn has generated increased demand for containerization. The world container fleet has grown from an estimated 270 thousand TEU in 1969 to approximately 10 million TEU in 1996, and according to industry data, growth of containerized shipping since 1987 has generally averaged two to three times that of average GDP growth in industrialized countries.

    The rapid growth of containerization began with the standardization of equipment sizes by international agreement in the late 1960's. Initially confined to the highly competitive trade routes among the industrialized nations, containerization expanded into substantially all free-world trade routes by the early 1970's.

    Throughout the decade of the 1970's, conversion from break bulk shipping methods to containers gained momentum in an environment of generally robust growth in world trade (except during the 1975-76 world-wide recession). Both shipping lines and container leasing companies responded to this growing market demand with major container purchases, while container manufacturers substantially boosted production capacity.

    During the early and mid-1980's, the container industry encountered alternating periods of slow trade growth, creating excess container capacity, followed by periods of economic recovery. From the late 1980s to 1991, the container industry generally experienced a balance in supply and demand for equipment. In 1992, companies embarked on ambitious container production programs encouraged by positive economic forecasts and the profitability of the industry in previous years. This produced an oversupply of containers as some of the major world economies slipped into recession and ocean carriers and leasing companies built up large container inventories. During 1993, container purchasing declined, generally helping to reduce the oversupply of containers.

    During 1994 and 1995, the world's major industrialized nations emerged from a global economic recession. Consequently, excess equipment inventories that had resulted from the sluggish growth in world trade during 1992 and 1993, as well as increased production capacity, were absorbed. Since 1995, the container industry's fleet grew from a size of approximately nine million TEU to approximately ten million TEU, equivalent to a growth of almost 11%, representing one of the industry's largest fleet expansions to date. The primary factor driving demand during 1995 and 1996 has been the steady introduction of new containership tonnage, which grew at a rate comparable to the container industry's fleet. However, the growth in the container industry's fleet, as well as containership tonnage, outpaced increases in worldwide containerized trade, estimated to be approximately 8%-10% during 1995 and 6-7% during 1996. As a result, a general surplus capacity arose, in both containership tonnage and containers, contributing to the current recession that has impacted the container leasing industry. Additionally, during 1995 and 1996, container prices steadily declined to levels not seen in a decade, resulting in ocean carriers purchasing boxes for their own account, further reducing the demand for leased containers and since mid-1995, contributing to a decline in container utilization and per-diem rental rates throughout the container leasing industry.

    The Registrant believes that growth of containerization will continue in subsequent years for the following reasons:

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

    - Rapidly-growing countries in emerging markets are continuing to build new container port facilities that accommodate an increased flow of containerized trade; and

    - Recent trade agreements, such as the North American Free Trade Agreement ("NAFTA") and the General Agreement on Tariffs and Trade ("GATT"), should further stimulate world trade and therefore containerized trade.

    The container leasing industry has been a significant contributor to the growth of containerization, and, in 1996, had an approximately 46% share of the total world container fleet with ocean carriers holding most of the remainder. To an ocean carrier, the primary benefits of leasing rather than owning containers are the following:

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

    Of the 1,132 twenty-foot and 160 forty-foot marine dry cargo containers owned by the Registrant as of December 31, 1996, 1,028 twenty-foot (or 91% thereof) and 137 forty-foot marine dry cargo containers (or 86% thereof) were on lease. The following table sets forth the information on the lease terms with respect to the containers on lease:

                                                                        Number of
                                                                        Containers
           20-Foot Dry Cargo Containers:
               Term Leases                                                    134
               Master Lease                                                   894

           40-Foot Dry Cargo Containers:
               Term Leases                                                      9
               Master Lease                                                   128


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

    The Registrant's sales and marketing operations are conducted through the Leasing Company, in the United Kingdom, with support provided by area offices and dedicated agents located in San Francisco, California; Iselin, New Jersey; Windsor, England; Hamburg; Antwerp; Auckland; Genoa; Singapore; Hong Kong; Sydney; Tokyo; Taipei; Seoul; Rio de Janeiro; and Shanghai. Each of the Leasing Company's area offices and dedicated agents is staffed with local people familiar with the customers and language of the region. The Leasing Company's marketing directors have been employed in the container industry in their respective regions for an average of 16 years, building direct personal relationships with the local ocean carriers and locally based representatives of other ocean carriers.

    The Leasing Company also maintains agency relationships with over 40 independent agents around the world, who are generally paid a commission based upon the amount of revenues they generate in the region or the number of containers that are leased from their area on behalf of the Registrant. They are located in jurisdictions where the volume of the Leasing Company's business necessitates a presence in the area but is not sufficient to justify a fully-functioning Leasing Company office or dedicated agent. These agents provide marketing support to the area offices covering the region, together with limited operational support.

    In addition, the Leasing Company relies on the services of over 350 independently-owned and operated depots around the world to inspect, repair, maintain and store containers while off-hire. The Leasing Company's area offices authorize all container movements into and out of the depot and supervise all repair and maintenance performed by the depot. The Leasing Company's technical staff sets the standards for repair of its owned and managed fleet throughout the world and monitors the quality of depot repair work. The depots provide a vital link to the Leasing Company's operations, as the redelivery of a container into a depot is the point at which the container is off-hired from one customer and repaired in preparation for re-leasing to the next, and the point when the Leasing Company's area offices report the container's movements onto the Leasing Company's equipment tracking system. The Leasing Company's computer system has the capability to accommodate future developments, such as allowing depots access to record directly on the system the on-hire and off-hire activity of containers delivered into the depot. It also has the capability of verifying the terms of redelivery authorized by the area offices. These functions are currently being performed by the Leasing Company's area offices.

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

    (c)(1)(vii) For the fiscal year ended December 31, 1996, no single lessee accounted for 10% or more of the Registrant's rental income. The Registrant does not believe that its ongoing business is dependent upon a single customer, although the loss of one or more of its largest customers could have an adverse effect upon its business.

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

    The Leasing Company, on behalf of the Registrant, competes with various container leasing companies in the markets in which it conducts business, including Genstar Container Corp., Transamerica Leasing, Triton Container International Ltd., Textainer Corp. and others. In a series of recent consolidations, one of the major leasing companies, as well as some smaller ones, have been acquired by competitors. It is estimated that at the end of 1996, the ten largest leasing companies (including the Leasing Company) represented 93% of the global leased fleet. Genstar Container Corp. and Transamerica Leasing, the two largest container leasing companies, had approximately 47% of the worldwide leased container fleet at the end of 1996. Some of the Leasing Company's competitors have greater financial resources than the Leasing Company and may be more capable of offering lower per-diem rates on a larger fleet. In the Leasing Company's experience, however, ocean carriers will generally lease containers from more than one leasing company in order to minimize dependence on a single supplier. In addition, not all container leasing companies compete in the same market, as some supply only dry cargo containers and not specialized containers, while others offer only long-term leasing.

    (c)(1)(xi)  Inapplicable.

    (c)(1)(xii)  Inapplicable.

    (c)(1)(xiii) The Registrant, as a limited partnership, is managed by CCC, the managing general partner, and accordingly does not itself have any employees. CCC has 27 employees, consisting of 4 officers, 5 other managers and 18 clerical and staff personnel.

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

    Rental income from leases to foreign customers exceeded 90% of the Registrant's total rental income for the years 1996, 1995 and 1994. The Registrant believes that the profitability of, and risks associated with, leases to foreign customers is generally the same as those of leases to domestic customers. The Registrant's leases generally require all payments to be made in United States currency.


Item 2. Properties

    As of December 31, 1996, the Registrant owned 1,132 twenty-foot and 160 forty-foot marine dry cargo containers suitable for transporting of cargo by rail, sea or highway. The Registrant's containers were originally acquired from five container manufacturers located in Japan, Korea and Taiwan. The average age and manufacturers' invoice cost of the Registrant's fleet as of December 31, 1996 was as follows:

                                                  Estimated
                                                  Useful Life       Average Age   Average Cost
                                                  -----------       -----------   ------------
         20-Foot Dry Cargo Containers             10-15 years       15 years       $2,312
         40-Foot Dry Cargo Containers             10-15 years       15 years       $3,465


    Utilization by lessees of the Registrant's containers fluctuates over time depending on the supply of and demand for containers in the Registrant's inventory locations. During 1996, utilization averaged 88%.

    During 1996, the Registrant disposed of 1,225 twenty-foot and 196 forty-foot marine dry cargo containers at an average book gain of $229 per container.

Item 3. Legal Proceedings

    As reported by the Registrant in its Current Report on Form 8-K, filed with the SEC on February 7, 1997, as amended February 26, 1997, on February 3, 1997, Arthur Andersen, London, England, resigned as auditors of the Holding Company (The Cronos Group). In its letter of resignation, Arthur Andersen states that it was unable to obtain adequate information in response to inquiries it had made in connection with its audit of the Holding Company for the year ended December 31, 1996. In connection with its resignation, Arthur Andersen also prepared a report pursuant to the provisions of Section 10A(b)(2) of the Securities Exchange Act of 1934, as amended, for filing by the Holding Company with the SEC.

    Following the report of Arthur Andersen, the SEC, on February 10, 1997, commenced a private investigation of the Holding Company for the purpose of investigating the matters discussed in such report and related matters. CCC does not believe that the focus of the SEC's investigation is upon the Registrant or CCC. CCC is unable at this time to predict the outcome of the SEC's private investigation of the Holding Company.


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

    (a)(1)(ii) Inapplicable.

    (a)(1)(iii) Inapplicable.

    (a)(1)(iv) Inapplicable.

    (a)(1)(v) Inapplicable.

    (a)(2) Inapplicable.

    (b) Holders


                                                               Number of Unit Holders
    (b)(1)     Title of Class                                  as of December 31, 1996
               --------------                                  ------------------------
                Units of limited partnership
                interests                                                 1,752



    (c)    Dividends

    Inapplicable. For the distributions made by the Registrant to its limited partners, see Item 6 below, "Selected Financial Data."

Item 6. Selected Financial Data

                                                              Year Ended December 31,
                                     ----------------------------------------------------------------------
                                         1996          1995            1994          1993           1992
                                     ----------     ----------     ----------     ----------     ----------
Net lease revenue                    $  682,115     $1,068,493     $1,369,959     $1,762,234     $1,826,903
Net earnings                         $1,015,386     $1,573,088     $1,585,499     $1,484,327     $1,444,557
Net earnings per unit of
    limited partnership interest     $    33.01     $    51.17     $    52.32     $    48.72     $    47.39

Cash distributions per unit of
    limited partnership interest     $    79.06     $    91.88     $    90.00     $    85.00     $   106.25

At year-end:
Total assets                         $1,881,543     $3,264,762     $4,474,428     $5,613,393     $6,701,519
Partners' capital                    $1,881,543     $3,264,762     $4,474,428     $5,613,393     $6,701,519


-----------------------



Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

    At December 31, 1996, the Registrant had $656,333 in cash and cash equivalents, a decrease of $181,585 and $460,525 from the December 31, 1995 and 1994 balances, respectively. Contributing to the decline in cash was the Registrant's declining fleet size, as well as a decline in operating results.

    During the Registrant's first 10 years of operations, its primary objective was to generate cash flow from operations for distribution to its limited partners. Aside from the initial working capital reserve retained from the gross subscription proceeds (equal to approximately 1.3% of such proceeds), the Registrant relied primarily on container rental receipts to meet this objective, as well as to finance current operating needs. No credit lines are maintained to finance working capital. Commencing in 1991, the Registrant's 11th year of operations, the Registrant began focusing its attention on the disposition of its fleet in accordance with another of its original investment objectives, realizing the residual value of its containers after the expiration of their economic useful lives, estimated to be between 10 to 15 years after placement in leased service. During this phase, the Registrant has actively disposed of containers within its fleet, while cash proceeds from equipment disposals, in addition to cash from operations, provided the cash flow for distributions to the limited partners. The decision to dispose of containers is influenced by various factors including age, condition, suitability for continued leasing as well as the geographical location when disposed. The Registrant, having just completed its 16th year of operations, will focus its attention during 1997 on disposing its remaining fleet.

    Distributions from operations are allocated 1% to the general partners and 99% to the limited partners, until the limited partners have received a cumulative return of 12% per annum on their adjusted capital contributions. Thereafter, the distributions are allocated 50% to the general partners and 50% to the limited partners. Distributions from operations to the managing general partner in excess of 1% of distributable cash are considered to be incentive fees and are compensation to the managing general partner. Incentive fees did not reach this threshold in 1996 due to the decline in operating results.

    From inception through February 28, 1997, the Registrant has distributed $26,045,437 in cash from operations and $7,162,548 in cash from sales proceeds to its limited partners. This represents total distributions of $33,207,985, or 221% of the Registrant's original limited partners' investment. Distributions to the partners are determined and paid quarterly, based primarily on each quarter's cash flow from operations and cash generated from container sales. Quarterly distributions are also affected by periodic increases or decreases to working capital reserves, as deemed appropriate by the managing general partner. The Registrant's efforts to dispose of the remaining fleet should produce lower operating results and, consequently, lower distributions from operations to its partners in subsequent periods. Cash generated from sales proceeds totaled $1,407,367, $1,296,770 and $1,294,315 for the years ended December 31, 1996,
1995 and 1994, respectively, and should fluctuate in subsequent periods, dependent on the level of container disposals. In subsequent quarters, the Registrant may refrain from distributing cash generated from operations and sales proceeds to its partners, reserving all excess cash as part of its working capital in order to maintain sufficient cash reserves for expenses relating to its final liquidation and subsequent dissolution.

    Indicative of the cyclical nature of the container leasing business, the container lease market has followed a general downward trend since mid-1995. This downturn can be attributed to a fall in growth of containerized export trade from key markets in Asia and the impact resulting from a build-up of surplus containers at former high-demand locations. Leasing companies purchased record amounts of containers in 1994 and 1995, while purchasing a smaller number than ocean carriers and transport companies in 1996. During 1996, ocean carriers and other transport companies moved away from leasing containers outright, as declining container prices, favorable interest rates and the abundance of available capital resulted in ocean carriers and transport companies purchasing a larger share of equipment for their own account. This situation has characterized the latest industry downturn. Although these leasing market conditions are expected to continue throughout 1997, the Registrant's liquidity and capital resources will be primarily impacted by its diminishing fleet size and its decision to liquidate its remaining fleet.

Results of Operations

1996 - 1995

    A fall in growth of containerized export trade from key Asian markets contributed to the container leasing market's downward trend during 1996. Also contributing to the sluggish container leasing market conditions were declining container prices, favorable interest rates and an abundance of available capital which resulted in ocean carriers and transport companies purchasing a larger share of containers for their own account, reducing the demand for leased containers. Once the demand for leased containers began to fall, per-diem rental rates were also adversely affected. In order to counter these market conditions, the Leasing Company implemented various marketing strategies during 1996, including but not limited to, offering incentives to shipping companies, repositioning containers to high demand locations and focusing towards term leases and other leasing opportunities, including the leasing of containers for local storage.

    As the leasing industry's equipment moved into surplus, ocean carriers and transport companies became increasingly selective about the age and condition of containers taken on-hire. Many have adopted a policy of only leasing containers of a certain age or less. It has been the Registrant's experience that in periods of weak demand, many lessees insist on equipment three to five years of age. Such criteria currently serves as a barrier to older equipment being taken on-hire, including those within the Registrant's fleet and contributed to the decline in the Registrant's results of operations. The primary component of the Registrant's results of operations is net lease revenue. Net lease revenue is determined by deducting direct operating expenses, management fees and reimbursed administrative expenses, from rental revenues billed by the Leasing Company from the leasing of the Registrant's containers and is directly related to the size, utilization and per-diem rental rates of the Registrant's fleet. Accordingly, net lease revenue declined by approximately 36%, when compared to 1995. The Registrant expects net lease revenue to decline in subsequent periods as it disposes its remaining fleet.

    Despite the aforementioned market conditions, the Registrant's utilization rates increased from an average of 86% during 1995 to an average of 88% during 1996, a direct result of the Registrant's policy to dispose of its off-hire containers. During 1996, the Registrant's average fleet size (as measured in twenty-foot equivalent units ("TEU")) was 2,113 TEU, as compared to 3,773 TEU in 1995. This decline, combined with a 3% reduction in average per-diem rental rates, contributed to a 46% decline in gross rental revenue. Rental equipment operating expenses, when measured as a percentage of rental revenue, decreased due to a decline in the provision for doubtful accounts and the costs associated with the recovery actions against the doubtful accounts of certain lessees. Costs associated with utilization levels, including storage, handling and repositioning, also declined, contributing to the decline in rental equipment operating expenses, as a percentage of gross lease revenue.

    At December 31, 1996, 16% of the original equipment remained in the Registrant's fleet, and was comprised of the following:


                                                                  20-Foot          40-Foot
                                                                  -------          -------
       Containers on lease:
            Term leases                                             134               9
            Master lease                                            894             128
                                                                  -----             ---
                 Subtotal                                         1,028             137

       Containers off lease                                         104              23
                                                                  -----             ---

            Total container fleet                                 1,132             160
                                                                  =====             ===


                                                         20-Foot              40-Foot
                                                    ----------------       ------------
                                                    Units        %         Units      %
                                                    -----       ---        -----    ---
       Total purchases                              7,257      100%         890      100%
            Less disposals                          6,125       84%         730      82%
                                                    -----       ---        -----    ---


       Remaining fleet at December 31, 1996         1,132       16%        160       18%
                                                    =====     =======      ===       ==


    The Registrant disposed of 1,225 twenty-foot and 196 forty-foot marine dry cargo containers during 1996, as compared to 1,157 twenty-foot and 153 forty-foot marine dry cargo containers during 1995. As a result, approximately 32% of the Registrant's net earnings for 1996 were from gain on disposal of equipment, as compared to 31% for 1995. The decision to repair or dispose of a container is made when it is returned by a lessee. This decision is influenced by various factors including the age, condition, suitability for continued leasing, as well as the geographical location of the container when disposed. These factors also influence the amount of sales proceeds received and the related gain on container disposals.

    The Registrant's fleet became fully depreciated during 1994 and accordingly, the Registrant did not recognize depreciation expense during 1996. The Registrant's base management fee, a fixed fee based on the size of the Registrant's fleet, declined by $141,184, or approximately 43%, during 1996. Base management fees are expected to decline in subsequent periods.

    As reported in the Registrant's Current Report on Form 8-K and Amendment No. 1 to Current Report on Form 8-K, filed with the Commission on February 7, 1997 and February 26, 1997, respectively, Arthur Andersen, London, England, resigned as auditors of The Cronos Group, a Luxembourg Corporation headquartered in Orchard Lea, England (the "Parent Company"), on February 3, 1997.

    The Parent Company is the indirect corporate parent of Cronos Capital Corp., the Managing General Partner of the Registrant. In its letter of resignation to the Parent Company, Arthur Andersen states that it resigned as auditors of the Parent Company and all other entities affiliated with the Parent Company. While its letter of resignation was not addressed to the Managing General Partner of the Registrant, Arthur Andersen confirmed to the Managing General Partner that its resignation as auditors of the entities referred to in its letter of resignation included its resignation as auditors of Cronos Capital Corp. and the Registrant.

    The Registrant retained a new auditor, Moore Stephens, P.C. on April 10, 1997, as reported in its Current Report on Form 8-K, filed April 14, 1997.

    The Registrant does not, at this time, have sufficient information to respond to the concerns raised by Arthur Andersen with respect to its 1996 audit of the Parent Company or the impact, if any, these concerns may have on the future operating results and financial condition of the Registrant or the Managing General Partner's and Leasing Company's ability to manage the Registrant's business and fleet in subsequent periods. However, the Managing General Partner of the Registrant does not believe, based upon the information currently available to it, that Arthur Andersen's resignation was triggered by any concern over the accounting policies and procedures followed by the Registrant.

    Arthur Andersen's report on the financial statements of Cronos Capital Corp. and the Registrant, for either of the past two years, has not contained an adverse opinion or a disclaimer of opinion, nor was any such report qualified or modified as to uncertainty, audit scope, or accounting principles.

    During the Registrant's two most recent fiscal years and the subsequent interim period preceding Arthur Andersen's resignation, there have been no disagreements between Cronos Capital Corp. or the Registrant and Arthur Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.


1995 - 1994

    In 1995, the Registrant's operations were impacted by its declining fleet size, increasingly competitive market conditions, including, but not limited to, the container leasing market's resistance to higher per-diem rental rates, an expanding supply of containers within the container industry, as well as increased efficiencies in the shipping industry. Net lease revenue declined by approximately 22%, when compared to 1994.

    Utilization rates increased slightly from an average of 84% during 1994 to an average of 86% during 1995. However, a 1% decline in average per-diem rental rates and a declining fleet size, contributed to a 25% and 23% decline in gross rental revenue and rental equipment operating expenses in 1995 and 1994, respectively. During 1995, the Registrant's average fleet size (as measured in twenty-foot equivalent units ("TEU")) was 3,773 TEU, as compared to 5,279 TEU in 1994.

    At December 31, 1995, 33% of the original equipment remained in the Registrant's fleet, and was comprised of the following:


                                                          20-Foot         40-Foot
                                                          -------         -------
Containers on lease:
     Term leases                                             220               9
     Master lease                                          1,710             289
                                                           -----             ---
          Subtotal                                         1,930             298

Containers off lease                                         427              58
                                                           -----             ---

     Total container fleet                                 2,357             356
                                                           =====             ===


                                                  20-Foot              40-Foot
                                             ----------------      -------------
                                             Units         %       Units      %
                                             -----        ---       ---      ---
Total purchases                              7,257       100%       890     100%
     Less disposals                          4,900        68%       534      60%
                                             -----        ---       ---      ---
Remaining fleet at December 31, 1995         2,357        32%       356      40%
                                             =====     =======      ===      ==

    The Registrant disposed of 1,157 twenty-foot and 153 forty-foot marine dry cargo containers during 1995, as compared to 1,183 twenty-foot and 161 forty-foot marine dry cargo containers during 1994. As a result, approximately 31% of the Registrant's net earnings for 1995 were from gain on disposal of equipment, as compared to 26% for 1994.

    The Registrant's fleet became fully depreciated during 1994, and accordingly, the Registrant did not recognize depreciation expense during 1995. The Registrant's base management fee declined by $140,482, or approximately 30%, during 1995. The incentive fee, a performance-based fee subject to the operating results of the fleet and cash generated from operations, also declined.

Cautionary Statement

    This Annual Report on Form 10-K contains statements relating to future results of the Registrant, including certain projections and business trends, that are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those projected as a result of certain risks and uncertainties, including but not limited to changes in: economic conditions; trade policies; demand for and market acceptance of leased marine cargo containers; competitive utilization and per-diem rental rate pressures; as well as other risks and uncertainties, including but not limited to those described in the above discussion of the marine container leasing business under Item 7., Management's Discussion and Analysis of Financial Condition and Results of Operations; and those detailed from time to time in the filings of the Registrant with the Securities and Exchange Commission.


Item 8. Financial Statements and Supplementary Data

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



The Partners
IEA Marine Container Income Fund III
(A California Limited Partnership):


We have audited the accompanying balance sheet of IEA Marine Container Income Fund III (A California Limited Partnership) as of December 31, 1996, and the related statements of operations, partners' capital, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of IEA Marine Container Income Fund III (A California Limited Partnership) as of December 31, 1996, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.



                                                 Moore Stephens, P.C.
                                                 Certified Public Accountants


New York, New York,
  June 6, 1997

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


The Partners
IEA Marine Container Income Fund III
(A California Limited Partnership):


We have audited the accompanying balance sheet of IEA Marine Container Income Fund III (A California Limited Partnership) as of December 31, 1995, and the related statements of operations, partners' capital and cash flows for each of the two years in the period ended December 31, 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of IEA Marine Container Income Fund III (A California Limited Partnership) as of December 31, 1995, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

                                                       Arthur Andersen LLP


San Francisco, California,
  March 15, 1996

                      IEA MARINE CONTAINER INCOME FUND III
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                           DECEMBER 31, 1996 AND 1995


                       Assets                                          1996          1995
                                                                   ----------     ----------
Current assets:
    Cash and cash equivalents, includes $656,038 in 1996 and
        $837,798 in 1995 in interest-bearing accounts (note 2)     $  656,333     $  837,918
    Net lease receivables due from Leasing Company
        (notes 1 and 3)                                               252,850        408,952
                                                                   ----------     ----------

             Total current assets                                     909,183      1,246,870
                                                                   ----------     ----------

Container rental equipment, at cost                                 3,173,384      6,678,748
    Less accumulated depreciation                                   2,201,024      4,660,856
                                                                   ----------     ----------
        Net container rental equipment                                972,360      2,017,892
                                                                   ----------     ----------

                                                                   $1,881,543     $3,264,762
                                                                   ==========     ==========

                  Partners' Capital

Partners' capital:
    General partners                                               $    3,103     $    4,657
    Limited partners (note 7)                                       1,878,440      3,260,105
                                                                   ----------     ----------

             Total partners' capital                                1,881,543      3,264,762
                                                                   ----------     ----------

                                                                   $1,881,543     $3,264,762
                                                                   ==========     ==========



   The accompanying notes are an integral part of these financial statements.

                      IEA MARINE CONTAINER INCOME FUND III
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994



                                                         1996          1995           1994
                                                     ----------     ----------     ----------
Net lease revenue (notes 1 and 5)                    $  682,115     $1,068,493     $1,369,959

Other operating expenses:
    Depreciation (note 1)                                     -              -        187,076
    Other general and administrative expenses            34,534         40,078         50,334
                                                     ----------     ----------     ----------
                                                         34,534         40,078        237,410
                                                     ----------     ----------     ----------

             Earnings from operations                   647,581      1,028,415      1,132,549

Other income:
    Interest income                                      42,359         56,526         44,696
    Net gain on disposal of equipment                   325,446        488,147        408,254
                                                     ----------     ----------     ----------
                                                        367,805        544,673        452,950
                                                     ----------     ----------     ----------

             Net earnings                            $1,015,386     $1,573,088     $1,585,499
                                                     ==========     ==========     ==========

Allocation of net earnings:

    General partners                                 $   25,160     $   37,873     $   15,855
    Limited partners                                    990,226      1,535,215      1,569,644
                                                     ----------     ----------     ----------
                                                     $1,015,386     $1,573,088     $1,585,499
                                                     ==========     ==========     ==========

Limited partners' per unit share of net earnings     $    33.01     $    51.17     $    52.32
                                                     ==========     ==========     ==========



   The accompanying notes are an integral part ofthese financial statements.

                      IEA MARINE CONTAINER INCOME FUND III
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                         STATEMENTS OF PARTNERS' CAPITAL

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994




                                    Limited
                                    Partners       General
                                    (note 7)       Partners          Total
                                  -----------      --------      -----------
Balances at December 31, 1993       5,611,533         1,860        5,613,393

Net earnings                        1,569,644        15,855        1,585,499

Cash distributions                 (2,700,019)      (24,445)      (2,724,464)
                                  -----------      --------      -----------

Balances at December 31, 1994       4,481,158        (6,730)       4,474,428

Net earnings                        1,535,215        37,873        1,573,088

Cash distributions                 (2,756,268)      (26,486)      (2,782,754)
                                  -----------      --------      -----------

Balances at December 31, 1995     $ 3,260,105      $  4,657      $ 3,264,762

Net earnings                          990,226        25,160        1,015,386

Cash distributions                 (2,371,891)      (26,714)      (2,398,605)
                                  -----------      --------      -----------

Balances at December 31, 1996     $ 1,878,440      $  3,103      $ 1,881,543
                                  ===========      ========      ===========
















   The accompanying notes are an integral part of these financial statements.

                      IEA MARINE CONTAINER INCOME FUND III
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                                                     1996              1995            1994
                                                                 -----------      -----------      -----------
Cash flows from operating activities:
    Net earnings                                                 $ 1,015,386      $ 1,573,088      $ 1,585,499
    Adjustments to reconcile net earnings to net cash
        provided by (used in) operating activities:
            Depreciation                                                   -                -          187,076
            Net gain on disposal of equipment                       (325,446)        (488,147)        (408,254)
            Decrease (increase) in net lease receivables due
                from Leasing Company                                 119,714          122,103         (158,253)
                                                                 -----------      -----------      -----------

                Total adjustments                                   (205,732)        (366,044)        (379,431)
                                                                 -----------      -----------      -----------

                Net cash provided by operating activities            809,654        1,207,044        1,206,068
                                                                 -----------      -----------      -----------

Cash flows from investing activities:
    Proceeds from disposal of equipment                            1,407,367        1,296,770        1,294,315
                                                                 -----------      -----------      -----------

Cash flows used in financing activities:
    Distributions to partners                                     (2,398,605)      (2,782,754)      (2,724,464)
                                                                 -----------      -----------      -----------

Net decrease in cash and cash equivalents                           (181,584)        (278,940)        (224,081)

Cash and cash equivalents at beginning at year                       837,918        1,116,858        1,340,939
                                                                 -----------      -----------      -----------

Cash and cash equivalents at end of year                         $   656,334      $   837,918      $ 1,116,858
                                                                 ===========      ===========      ===========


   The accompanying notes are an integral part of these financial statements.

                      IEA MARINE CONTAINER INCOME FUND III
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 1996, 1995 AND 1994


(1)    Summary of Significant Accounting Policies

       (a)   Nature of Operations

             IEA Marine Container Income Fund III (A California Limited Partnership) (the "Partnership"), was organized under the laws of the State of California on January 3, 1980 for the purpose of owning and leasing marine dry cargo containers. The managing general partner is Cronos Capital Corp. ("CCC"); the associate general partner is Smith Barney Shearson, Inc. CCC, with its affiliate, Cronos Containers Limited (the "Leasing Company"), manages the business of the partnership.

             The Partnership commenced operations on April 3, 1981, when the minimum subscription proceeds of $500,000 were obtained. The Partnership offered 30,000 units of limited partnership interest at $500 per unit, or $15,000,000. The offering terminated on June 26, 1981, at which time 30,000 limited partnership units had been purchased.

             As of December 31, 1996 16% of the original equipment remained in the Partnership's fleet and was comprised of 1,132 twenty-foot and 160 forty-foot marine dry cargo containers. Commencing in 1991, the Partnership's 11th year of operations, the Partnership began focusing its attention on the disposition of its fleet in accordance with another of its original investment objectives, realizing the residual value of its containers after the expiration of their economic useful lives, estimated to be between 10 to 15 years after placement in leased service. During this phase, the Partnership has actively disposed of containers within its fleet, while cash proceeds from equipment disposals, in addition to cash from operations, provided the cash flow for distributions to the limited partners. The Partnership, having just completed its 16th year of operations, will focus its attention during 1997 on disposing its remaining fleet.

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

                      IEA MARINE CONTAINER INCOME FUND III
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS



       (c)   Basis of Accounting

             The Partnership utilizes the accrual method of accounting. Net lease revenue is recorded by the Partnership in each period based upon its leasing agent agreement with the Leasing Company. Net lease revenue is generally dependent upon operating lease rentals from operating lease agreements between the Leasing Company and its various lessees, less direct operating expenses and management fees due in respect of the containers specified in each operating lease agreement.

             The preparation of financial statements in conformity with generally accepted accounting principles (GAAP) requires the Partnership to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

       (d)   Allocation of Net Earnings and Partnership Distributions

             Net earnings have been allocated between general and limited partners in accordance with the Partnership Agreement.

             Actual cash distributions differ from the allocations of net earnings between the general and limited partners as presented in these financial statements. Partnership distributions are based on "distributable cash" and are paid to the general and limited partners on a quarterly basis, in accordance with the provisions of the Partnership Agreement. Distributions from operations are allocated 1% to the general partners and 99% to the limited partners until the limited partners have received a cumulative return of 12% per annum on their adjusted capital contributions and thereafter 50% to the limited partners and 50% to the general partners. In addition, proceeds from container sales are also made quarterly; first to the limited partners until they have received distributions equal to their capital contributions; thereafter 99% to the limited partners and 1% to the general partners until the limited partners have received cumulative distributions equal to 8% per annum on their adjusted capital contributions and thereafter 75% to the limited partners and 25% to the general partners.

             Distributions from operations to the general partners in excess of 1% of distributable cash are considered to be incentive fees (as defined by the Partnership Agreement) and are compensation to the general partners. Incentive fees are charged to expense in the period incurred.

       (e)   Container Rental Equipment

             In March 1995, the Financial Accounting Standards Board issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long -Lived Assets to Be Disposed Of." The Statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. The Partnership adopted SFAS No. 121 during 1996. In accordance with SFAS 121, container rental equipment is carried at the lower of the container rental equipment's original equipment cost, including capitalized acquisition fees, or the estimated recoverable value of such equipment. There were no reductions to the carrying value of container rental equipment during 1996.

             Container rental equipment is depreciated over a twelve-year life on a straight line basis to its salvage value, estimated to be 30%.

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


(2)    Cash and Cash Equivalents

       Cash equivalents include highly liquid investments with a maturity of three months or less on their acquisition date. Accordingly, cash equivalents are carried at cost which approximates fair value. The Partnership maintains its cash and cash equivalents in accounts which, at times, may exceed federally insured limits. The Partnership has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk. The Partnership places its cash equivalents in investment grade, short term debt instruments and limits the amount of credit exposure to any one commercial issuer.


(3)    Net Lease Receivables Due from Leasing Company

       Net lease receivables due from the Leasing Company are determined by deducting direct operating payables and accrued expenses, base management fees and incentive fees payable to CCC and its affiliates from the rental billings payable by the Leasing Company to the Partnership under operating leases to ocean carriers for the containers owned by the Partnership. Net lease receivables at December 31, 1996 and December 31, 1995 were as follows:

                                                              December 31,     December 31,
                                                                 1996              1995
                                                               --------          --------
       Lease receivables, net of  doubtful accounts
          of $199,540 in 1996 and $198,828 in 1995             $368,092          $634,228
       Less:
       Direct operating payables and accrued expenses            71,137           141,780
       Damage protection reserve (note 4)                        44,105            69,808
       Incentive fees                                                 -            13,688
                                                               --------          --------
                                                               $252,850          $408,952
                                                               ========          ========

                      IEA MARINE CONTAINER INCOME FUND III
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS



(4)    Damage Protection Plan

       The Leasing Company offers a repair service to several lessees of the Partnership's containers, whereby the lessee pays an additional rental fee for the convenience of having the Partnership incur the repair expense for containers damaged while on lease. This fee is recorded as revenue when earned according to the terms of the rental contract. A reserve has been established to provide for the estimated costs incurred by this service. This reserve is a component of net lease receivables due from the Leasing Company (see note 3). The Partnership is not responsible in the event repair costs exceed predetermined limits, or for repairs that are required for damages not defined by the damage protection plan agreement.


(5)    Net Lease Revenue

       Net lease revenue is determined by deducting direct operating expenses, base management and incentive fees to CCC from the rental revenue billed by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease revenue for the years ended December 31, 1996, 1995 and 1994, was as follows:

                                                         1996               1995                1994
                                                     ----------          ----------          ----------
        Rental revenue (note 9)                      $1,067,285          $1,965,690          $2,603,881
        Less:
        Rental equipment operating expenses             197,224             458,754             597,059
        Base management fees (note 6)                   187,946             329,130             469,612
        Incentive fees (note 6)                               -             109,313             167,251
                                                     ----------          ----------          ----------
                                                     $  682,115          $1,068,493          $1,369,959
                                                     ==========          ==========          ==========


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

                                          1996              1995              1994
                                        --------          --------          --------
          Base management fees          $187,946          $329,130          $469,612
          Incentive fees                       -           109,313           167,251
                                        --------          --------          --------
                                        $187,946          $438,443          $636,863
                                        ========          ========          ========


(7)    Limited Partners' Capital

       Cash distributions made to the limited partners during 1996, 1995 and 1994 included distributions of proceeds from equipment sales in the amount of $1,425,009, $1,368,759, and $1,050,007, respectively. These distributions are treated as a reduction of "Adjusted Capital Contributions" as defined by the Partnership Agreement.

       The limited partners' per unit share of capital at December 31, 1996, 1995 and 1994 was $63, $109 and $149, respectively. This is calculated by dividing the limited partners' capital at the end of the year by 30,000, the total number of limited partnership units.

                      IEA MARINE CONTAINER INCOME FUND III
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS



(8)    Income Taxes

       The reconciliation of net earnings as reported in the statement of operations and as would be reported for federal tax purposes for the years ended December 31, 1996, 1995 and 1994 are as follows:

                                                                                  1996               1995                 1994
                                                                              ----------          ----------          ----------
          Net earnings per statement of operations                            $1,015,386          $1,573,088          $1,585,499
          Depreciation for income tax purposes less than
             depreciation for financial statement purposes                             -                   -             187,076
          Gain on disposition of assets for tax purposes in excess
             of gain on disposition for financial statement purposes           1,045,532             892,275             869,246
          Bad debt expense for tax purposes less than
             of bad debt expense for financial statement purposes                    711              36,687              40,142
                                                                              ----------          ----------          ----------

          Net earnings for federal tax purposes                               $2,061,629          $2,502,050          $2,681,963
                                                                              ==========          ==========          ==========

       At December 31, 1996, the tax basis of total partners' capital was $2,957,005.


(9)    Major Lessees

       No single lessee contributed more than 10% of the rental revenue earned during 1996, 1995 and 1994. The Partnership believes that the profitability of, and risks associated with, leases to foreign customers is generally the same as those of leases to domestic customers. The operating lease agreements generally require all payments to be made in United States currency. The Partnership's operations are subject to the fluctuations of worldwide economic and political conditions that may affect the pattern and levels of world trade.


(10)   Subsequent Events

       As reported in the Partnership's Current Report on Form 8-K and Amendment No. 1 to Current Report on Form 8-K, filed with the Commission on February 7, 1997 and February 26, 1997, respectively, Arthur Andersen, London, England, resigned as auditors of The Cronos Group (the "Holding Company") on February 3, 1997.

       The Cronos Group is the indirect corporate parent of CCC. In its letter of resignation to The Cronos Group, Arthur Andersen states that it resigned as auditors of The Cronos Group and all other entities affiliated with The Cronos Group. While its letter of resignation was not addressed to CCC, Arthur Andersen confirmed to CCC that its resignation as auditors of the entities referred to in its letter of resignation included its resignation as auditors of CCC and the Partnership. In its letter of resignation, Arthur Andersen states that it was unable to obtain adequate information in response to inquiries it had made in connection with its audit of the Holding Company for the year ended December 31, 1996.

       The Partnership does not, at this time, have sufficient information to determine the impact, if any, that the concerns expressed by Arthur Andersen in its letter of resignation may have on the future operating results and financial condition of the Partnership or the Leasing Company's ability to manage the Partnership's fleet in subsequent periods. However, CCC does not believe, based upon the information currently available to it, that Arthur Andersen's resignation was triggered by any concern over the accounting policies and procedures followed by the Partnership.

                      IEA MARINE CONTAINER INCOME FUND III
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS



(10)   Subsequent Events - (Continued)

       Arthur Andersen's report on the financial statements of CCC and the Partnership, for the previous two years, has not contained an adverse opinion or a disclaimer of opinion, nor was any such report qualified or modified as to uncertainty, audit scope, or accounting principles.

       During the Partnership's previous two fiscal years and the subsequent interim period preceding Arthur Andersen's resignation, there have been no disagreements between CCC or the Partnership and Arthur Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

       The Partnership retained a new auditor, Moore Stephens, P.C., on April 10, 1997, as reported in its current report on Form 8-K, filed April 14, 1997.

       In connection with its resignation, Arthur Andersen also prepared a report pursuant to the provisions of Section 10A(b)(2) of the Securities Exchange Act of 1934, as amended, for filing by the Holding Company with the Securities and Exchange Commission (the "SEC"). Following the report of Arthur Andersen, the SEC, on February 10, 1997, commenced a private investigation of the Holding Company for the purpose of investigating the matters discussed in such report and related matters. The Partnership does not believe that the focus of the SEC's investigation is upon the Partnership or CCC. CCC is unable to predict the outcome of the SEC's private investigation of the Holding Company.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

    The Registrant's discussion regarding the resignation of its certifying accountant is included in the Registrant's Report on Form 8-K, dated February 3, 1997 and filed February 7, 1997 and Amendment No. 1 to the Registrant's Report on Form 8-K, dated February 3, 1997 and filed February 26, 1997, incorporated herein by reference.

    The Registrant retained a new auditor, Moore Stephens, P.C. on April 10, 1997 as reported in its Current Report on Form 8-K, filed April 14, 1997.

                                    PART III


Item 10. Directors and Executive Officers of the Registrant

    The Registrant, as such, has no officers or directors, but is managed by CCC, the managing general partner. The officers and directors of CCC at June 4, 1997, are as follows:


    Name                                     Office
    ---------------------      ------------------------------------------------
    Dennis J. Tietz            President, Chief Executive Officer, and Director
    John P. McDonald           Vice President/Sales
    Elinor Wexler              Vice President/Administration and Secretary
    John Kallas                Vice President/Treasurer, Principal Finance and
                               Accounting Officer
    Laurence P. Sargent        Director
    Stefan M. Palatin          Director


    DENNIS J. TIETZ Mr. Tietz, 44, as President and Chief Executive Officer, is responsible for the general management of CCC. From 1986 until August 1992, Mr. Tietz was responsible for the organization, marketing and after-market support of CCC's investment programs. Mr. Tietz is also President and a director of Cronos Securities Corp. Mr. Tietz was a regional manager for CCC, responsible for various container leasing activities in the U.S. and Europe from 1981 to 1986. Prior to joining CCC in December 1981, Mr. Tietz was employed by Trans Ocean Leasing Corporation as Regional Manager based in Houston, with responsibility for all leasing and operational activities in the U.S. Gulf.

    Mr. Tietz holds a B.S. degree in Business Administration from San Jose State University and is a Registered Securities Principal with the NASD.

    JOHN P. MCDONALD Mr. McDonald, 35, was elected Vice President - National Sales Manager of CCC in August 1992, with responsibility for marketing CCC's investment programs. Since 1988, Mr. McDonald had been Regional Marketing Manager for the Southwestern U.S. From 1983 to 1988, Mr. McDonald held a number of container leasing positions with CCC, the most recent of which was as Area Manager for Belgium and the Netherlands, based in Antwerp.

    Mr. McDonald holds a B.S. degree in Business Administration from Bryant College, Rhode Island. Mr. McDonald is also a Vice President of Cronos Securities Corp.

    ELINOR A. WEXLER Ms. Wexler, 48, was elected Vice President - Administration and Secretary of CCC in August 1992. Ms. Wexler has been employed by the General Partner since 1987, and is responsible for investor services, compliance and securities registration. From 1983 to 1987, Ms. Wexler was Manager of Investor Services for The Robert A. McNeil Corporation, a real estate syndication company, in San Mateo, California. From 1971 to 1983, Ms. Wexler held various positions, including securities trader and international research editor, with Nikko Securities Co., International, based in San Francisco.

    Ms. Wexler attended the University of Oregon, Portland State University and the Hebrew University of Jerusalem, Israel. Ms. Wexler is also Vice President and Secretary of Cronos Securities Corp. and a Registered Principal with the NASD.

    JOHN KALLAS Mr. Kallas, 34, was elected Vice President/Treasurer, Principal Finance and Accounting Officer of CCC in December 1993 and is directly responsible for CCC's accounting operations and reporting activities. Mr. Kallas has held various accounting positions since joining CCC in 1989, including Controller, Director of Accounting and Corporate Accounting Manager. From 1985 to 1989, Mr. Kallas was an accountant with KPMG Peat Marwick, San Francisco, California.

    Mr. Kallas holds a B.S. degree in Business Administration from the University of San Francisco and is a certified public accountant. Mr. Kallas is also Treasurer of Cronos Securities Corp.

    LAURENCE P. SARGENT Mr. Sargent, 67, joined the Board of Directors of CCC in 1991. Mr. Sargent was a founder of Leasing Partners International ("LPI") and served as its Managing Director from 1983 until 1991. From 1977 to 1983, Mr. Sargent held a number of positions with Trans Ocean Leasing Corporation, the last of which was as a director of its refrigerated container leasing activities. From 1971 to 1977, Mr. Sargent was employed by SSI Container Corporation (later Itel Container International), ultimately serving as Vice President / Far East. Prior to that, Mr. Sargent was a Vice President of Pacific Intermountain Express, a major U.S. motor carrier, responsible for its bulk container division. Mr. Sargent holds a B.A. degree from Stanford University. Mr. Sargent also serves as a director of the Institute of International Container Lessors ("IICL"), an industry trade association. Mr. Sargent is also a director of Cronos Securities Corp.

    Mr. Sargent retired as Deputy Chairman of the Group as of January 1, 1996. He will remain a director of CCC, The Cronos Group, as well as other various subsidiaries of The Cronos Group.

    STEFAN M. PALATIN Mr. Palatin, 43, joined the Board of Directors of CCC in January 1993. Mr. Palatin is Chairman and CEO of The Cronos Group, and was a founder of LPI in 1983. From 1980 to 1991, Mr. Palatin was an executive director of the Contrin Group, which has provided financing to the container leasing industry, as well as other business ventures, and has sponsored limited partnerships organized in Austria. From 1977 to 1980, Mr. Palatin was a consultant to a number of companies in Austria, including Contrin. From 1973 to 1977, Mr. Palatin was a sales manager for Generali AG, the largest insurance group in Austria.

    Mr. Palatin, who is based in Austria, holds a Doctorate in Business Administration from the University of Economics and World Trade in Vienna. Mr. Palatin is also a director of The Cronos Group.


    The key management personnel of the Leasing Company at June 4, 1997, were as follows:

               Name                              Title
        -------------------     ---------------------------------------------
        Steve Brocato           President
        Peter J. Younger        Vice President/Chief Financial Officer
        John M. Foy             Vice President/Americas
        Nico Sciacovelli        Vice President/Europe, Middle East and Africa
        Harris H. T. Ho         Vice President/Asia Pacific
        David Heather           Vice President/Technical Services
        John C. Kirby           Vice President/Operations
        J. Gordon Steel         Vice President/Tank Container Division


    STEVE BROCATO Mr. Brocato, 44, was elected President of the Leasing Company's container division in June 1997, replacing Mr. Nigel J. Stribley, and is based in the United Kingdom. Mr. Brocato has held various positions since joining Cronos including, Vice president - Corporate Affairs and Director of Marketing - Refrigerated Containers for Cronos in North and South America. Prior to joining Cronos, Mr. Brocato was a Vice President for ICCU Containers from 1983 to 1985 and was responsible for dry cargo container marketing and operations for the Americas. From 1981 to 1983, he was regional manager for Trans Ocean leasing Ltd.

    PETER J. YOUNGER Mr. Younger, 40, was elected Chief Financial Officer of The Cronos Group in March, 1997, replacing Mr. A. Darrell Ponniah, and is based in the United Kingdom. Mr. Younger was appointed Vice President and Controller of Cronos in 1991. He joined IEA in 1987 and served as Director of Accounting and the Vice President and Controller, based in San Francisco. Prior to 1987, Mr. Younger was a certified public accountant and a principal with the accounting firm of Johnson, Glaze and Co. in Salem, Oregon. Mr. Younger holds a B.S. degree in Business Administration from Western Baptist College.

    JOHN M. FOY Mr. Foy, 51, is directly responsible for the Leasing Company's lease marketing and operations in North America, Central America, and South America, and is based in San Francisco. From 1985 to 1993, Mr. Foy was Vice President/Pacific with responsibility for dry cargo container lease marketing and operations in the Pacific Basin. From 1977 to 1985 Mr. Foy was Vice President of Marketing for Nautilus Leasing Services in San Francisco with responsibility for worldwide leasing activities. From 1974 to 1977, Mr. Foy was Regional Manager for Flexi-Van Leasing, a container lessor, with responsibility for container leasing activities in the Western United States. Mr. Foy holds a B.A. degree in Political Science from University of the Pacific, and a Bachelor of Foreign Trade from Thunderbird Graduate School of International Management.

    NICO SCIACOVELLI Mr. Sciacovelli, 47, was elected Vice President - Europe, Middle East and Africa in June 1997, replacing Mr. Geoffrey Mornard. Mr. Sciacovelli is directly responsible for the Leasing Company's lease marketing and operations in Europe, the Middle East and Africa and is based in Italy. Since joining Cronos in 1983, Mr. Sciacovelli served as Area Director and Area Manager for Southern Europe. Prior to joining Cronos, Mr. Sciacovelli was a Sales Manager at Interpool Ltd.

    HARRIS H. T. HO Mr. Ho, 39, was elected Vice President - Asia Pacific in June 1997, replacing Mr. Danny Wong. Mr. Ho is directly responsible for the Leasing Company's lease marketing and operations in Asia, Australia and the Indian sub-continent and is based in Hong Kong. Since joining Cronos in 1990, Mr. Ho served as Area Director, Hong Kong and China. Prior to joining Cronos, Mr. Ho was a Manager at Sea Containers Pacific Ltd and Sea Containers Hong Kong Limited from 1981 to 1990, responsible for container marketing within Asia. From 1978 to 1981, Mr. Ho was Senior Equipment Controller for Hong Kong Container Line. Mr. Ho holds a Diploma of Management Studies in Marketing from The Hong Kong Polytechnic and The Hong Kong Management Association.

    DAVID HEATHER Mr. Heather, 49, is responsible for all technical and engineering activities of the fleet managed by the Leasing Company. Mr. Heather was Technical Director for LPI, based in the United Kingdom, from 1986 to 1991. From 1980 to 1986, Mr. Heather was employed by ABC Containerline NV as Technical Manager with technical responsibility for the shipping line's fleet of dry cargo, refrigerated and other specialized container equipment. From 1974 to 1980, Mr. Heather was Technical Supervisor for ACT Services Ltd., a shipping line, with responsibility for technical activities related to refrigerated containers. Mr. Heather holds a Marine Engineering Certificate from Riversdale Marine Technical College in England.

    JOHN C. KIRBY Mr. Kirby, 43, is responsible for container purchasing, contract and billing administration, container repairs and leasing-related systems, and is based in the United Kingdom. Mr. Kirby joined CCC in 1985 as European Technical Manager and advanced to Director of European Operations in 1986, a position he held with CCC, and later the Leasing Company, until his promotion to Vice President/Operations of the Leasing Company in 1992. From 1982 to 1985, Mr. Kirby was employed by CLOU Containers, a container leasing company, as Technical Manager based in Hamburg, Germany. Mr. Kirby acquired a professional engineering qualification from the Mid-Essex Technical College in England.

    J. GORDON STEEL Mr. Steel, 64, is directly responsible for the overall lease marketing activity for the Leasing Company's Tank Container Division. From 1990 to 1992, Mr. Steel held the position of Director/General Manager for Tiphook Container's Tank Division. From 1977 to 1990, Mr. Steel held various managerial positions, involving manufacturing and transportation of hazardous materials, with Laporte Industries and ICI, major chemical distribution companies. Mr. Steel is a qualified Chemical Engineer and attended the Associate Royal Technical College in Scotland.

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

    The following table sets forth the fees the Registrant paid (on a cash basis) to CCC and Smith Barney Shearson, Inc., the associate general partner of the Registrant, for the fiscal year 1996.

                                                                                                                    Cash Fees and
                 Name                                         Description                                           Distributions

         1)    CCC                             Base management fees - equal to $0.25 per                            $    187,946
                                                 day per 20-foot container and $0.43 per
                                                 day per 40-foot container owned by the
                                                 Registrant pursuant to Section 4.3 of the
                                                 Limited Partnership Agreement

         2)    CCC                             Interest in Fund - 1% of distributable cash for                      $     12,320
                                                 any quarter prior to receipt of the incentive
                                                 management fee pursuant to Section 4.4 of
                                                 the Limited Partnership Agreement

         3)    CCC                             Interest in Fund - 1% of sales proceeds for                          $     12,955
                                                 any quarter pursuant to Section 4.5 of
               Smith Barney                      the Limited Partnership Agreement
                 Shearson, Inc.                                                                                     $      1,439

         4)    CCC                             Incentive management fee - 50% of the                                $     13,688
                                                                                                                    ------------
                                                 remaining distributable cash from operations
                                                 after a cumulative return to
                                                 the Limited Partners of 12% per
                                                 annum of their adjusted capital
                                                 contributions pursuant to
                                                 Section 4.4 of the Limited
                                                 Partnership Agreement (see note
                                                 1 to the financial statements)

Item 12. Security Ownership of Certain Beneficial Owners and Management

    (a) Security Ownership of Certain Beneficial Owners

    There is no person or "group" of persons known to the management of CCC to be the beneficial owner of more than five percent of the outstanding units of limited partnership interests of the Registrant.

    (b) Security Ownership of Management

    The Registrant has no directors or officers. It is managed by CCC. Ownership of units of limited partnership interests of the Registrant by CCC, its officers and/or directors of CCC is as follows:

                                                          Number           Percent of
             Name of Beneficial Owner                    of Units          All Units
Dennis J. Tietz                                             38.0              0.127%
Cronos Capital Corp.                                       773.0              2.576%
                                                           -----             -----

Officers, Directors and CCC as a Group                     811.0              2.703%
                                                           =====              =====


    (c) Changes in Control

    Inapplicable.


Item 13. Certain Relationships and Related Transactions

    (a) Transactions with Management and Others

    The Registrant's only transactions with management and other related parties during 1996 were limited to those fees paid or amounts committed to be paid (on an annual basis) to CCC, the managing general partner, and Smith Barney Shearson, Inc., the associate general partner. See Item 11, "Executive Compensation," herein.

    (b) Certain Business Relationships

    Inapplicable.

    (c) Indebtedness of Management

    Inapplicable.

    (d) Transactions with Promoters

    Inapplicable.

                                     PART IV


Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

    (a)1. Financial Statements

                                                                              Page
    The following financial statements of the Registrant are included in Part
II, Item 8:

Reports of Independent Public Accountants ..........................          16, 17

Balance Sheets - December 31, 1996 and 1995 ........................          18

Statements of operations - for the years ended
    December 31, 1996, 1995 and 1994 ...............................          19

Statements of partners' capital - for the years ended
    December 31, 1996, 1995 and 1994 ...............................          20

Statements of cash flows - for the years ended
    December 31, 1996, 1995 and 1994 ...............................          21

Notes to financial statements ......................................          22




    All other schedules are omitted as the information is not required or the information is included in the financial statements or notes thereto.

(a)3. Exhibits


Exhibit
   No.                            Description                                                           Method of Filing
----------------------------------------------------------------------------------                ------------------------

3(a)        Limited Partnership Agreement of the Registrant, amended and                                     *
            restated as of February 11, 1981

3(b)        Certificate of Limited Partnership of the Registrant                                             **

27          Financial Data Schedule                                                               Filed with this document




(b)         Reports on Form 8-K

            The Registrant filed a Report on Form 8-K, February 7, 1997 and
            Amendment No. 1 to Report on Form 8-K, February 26, 1997, reporting the resignation of the Registrant's certifying accountant.

            The Registrant filed a Report on Form 8-K, April 14, 1997, reporting the appointment of the Registrant's successor certifying accountant.














------------------
* Incorporated by reference to Exhibit "A" to the Prospectus of the Registrant dated February 12, 1981, included as part of Registration Statement on Form S-1 (No. 2-70401)

** Incorporated by reference to Exhibit 3.4 to the Registration Statement on Form S-1 (No. 2-70401)

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


                                         IEA MARINE CONTAINER INCOME FUND III
                                         (A California Limited Partnership)

                                         By    Cronos Capital Corp.
                                               The Managing General Partner



                                         By    /s/  John Kallas
                                               -------------------------------
                                              John Kallas
                                              Vice President/Treasurer
                                              Principal Finance and Accounting
                                              Officer

Date: June 16, 1997


    Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Cronos Capital Corp., the managing general partner of the Registrant, in the capacities and on the dates indicated:


       Signature                          Title                      Date


   /s/  Dennis J. Tietz          President and Director of       June 16, 1997
-----------------------------       Cronos Capital Corp.
Dennis J. Tietz                 ("CCC") (Principal Executive
                                       Officer of CCC)


   /s/  John Kallas              Vice President/Treasurer        June 16, 1997
-----------------------------     (Principal Finance and
John Kallas                      Accounting Officer of CCC)


   /s/  Laurence P. Sargent           Director of CCC            June 16, 1997
-----------------------------
Laurence P. Sargent




                            SUPPLEMENTAL INFORMATION

    The Registrant's annual report will be furnished to its limited partners on or about July 18, 1997. Copies of the annual report will be concurrently furnished to the Commission for information purposes only, and shall not be deemed to be filed with the Commission.

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
















------------------

* Incorporated by reference to Exhibit "A" to the Prospectus of the Registrant dated February 12, 1981, included as part of Registration Statement on Form S-1 (No. 2-70401)

** Incorporated by reference to Exhibit 3.4 to the Registration Statement on Form S-1 (No. 2-70401)