Form 10-Q
period 1997-03-31
IEA MARINE CONTAINER INCOME FUND III
filed 1997-06-16
CIK 350202

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

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
                                       -----      -----

                      IEA MARINE CONTAINER INCOME FUND III
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                      REPORT ON FORM 10-Q FOR THE QUARTERLY
                           PERIOD ENDED MARCH 31, 1997

                                TABLE OF CONTENTS


                                                                                                          PAGE
PART I - FINANCIAL INFORMATION

  Item 1.  Financial Statements

           Balance Sheets - March 31, 1997 (unaudited) and December 31, 1996                               4

           Statements of Operations for the three months ended March 31, 1997 and 1996 (unaudited)         5

           Statements of Cash Flows for the three months ended March 31, 1997 and 1996 (unaudited)         6

           Notes to Financial Statements (unaudited)                                                       7

  Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
           Operations                                                                                     10


PART II - OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K                                                               13

                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements

         Presented herein are the Registrant's balance sheets as of March 31, 1997 and December 31, 1996, statements of operations for the three months ended March 31, 1997 and 1996, and statements of cash flows for the three months ended March 31, 1997 and 1996.

                      IEA MARINE CONTAINER INCOME FUND III
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                                   (UNAUDITED)


                                                                             March 31,      December 31,
                                                                                1997            1996
                                                                             ----------     ------------
                           Assets
                           ------
Current assets:
     Cash and cash equivalents, includes $477,490 at March 31, 1997
         and $656,038 at December 31, 1996 in interest-bearing accounts      $  507,946      $  656,333
     Net lease receivables due from Leasing Company
         (notes 1 and 2)                                                        207,617         252,850
                                                                             ----------      ----------

               Total current assets                                             715,563         909,183
                                                                             ----------      ----------

Container rental equipment, at cost                                           2,794,369       3,173,384
     Less accumulated depreciation                                            1,939,647       2,201,024
                                                                             ----------      ----------
         Net container rental equipment                                         854,722         972,360
                                                                             ----------      ----------

                                                                             $1,570,285      $1,881,543
                                                                             ==========      ==========

                      Partners' Capital
                      -----------------
Partners' capital:
     General partners                                                        $      382      $    3,103
     Limited partners                                                         1,569,903       1,878,440
                                                                             ----------      ----------

               Total partners' capital                                        1,570,285       1,881,543
                                                                             ----------      ----------

                                                                             $1,570,285      $1,881,543
                                                                             ==========      ==========



   The accompanying notes are an integral part of these financial statements.

                      IEA MARINE CONTAINER INCOME FUND III
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                                        Three Months Ended
                                                      -----------------------
                                                      March 31,     March 31,
                                                        1997          1996
                                                      ---------     ---------
Net lease revenue (notes 1 and 3)                     $107,741      $206,817

Other operating expenses:
   Other general and administrative expenses            10,092         9,493
                                                      --------      --------

            Earnings from operations                    97,649       197,324

Other income:
   Interest income                                       7,100        10,308
   Net gain on disposal of equipment                    39,917        70,023
                                                      --------      --------
                                                        47,017        80,331
                                                      --------      --------

      Net earnings                                    $144,666      $277,655
                                                      ========      ========

Allocation of net earnings:

   General partners                                   $  3,199      $  2,776
   Limited partners                                    141,467       274,879
                                                      --------      --------

                                                      $144,666      $277,655
                                                      ========      ========

Limited partners' per unit share of net earnings      $   4.72      $   9.16
                                                      ========      ========



   The accompanying notes are an integral part of these financial statements.

                      IEA MARINE CONTAINER INCOME FUND III
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)


                                                     Three Months Ended
                                                  ------------------------
                                                  March 31,       March 31,
                                                    1997            1996
                                                  ---------       --------
Net cash provided by operating activities         $ 124,965       $ 229,518


Cash flows provided by investing activities:
   Proceeds from disposal of equipment              182,572         245,939


Cash flows used in financing activities:
   Distribution to partners                        (455,924)       (625,054)
                                                  ---------       ---------


Net decrease in cash and cash equivalents          (148,387)       (149,597)


Cash and cash equivalents at January 1              656,333         837,918
                                                  ---------       ---------


Cash and cash equivalents at March 31             $ 507,946       $ 688,321
                                                  =========       =========



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

         As of March 31, 1997, 14% of the original equipment remained in the Partnership's fleet and was comprised of 1,003 twenty-foot and 137 forty-foot marine dry cargo containers. Commencing in 1991, the Partnership's 11th year of operations, the Partnership began focusing its attention on the disposition of its fleet in accordance with another of its original investment objectives, realizing the residual value of its containers after the expiration of their economic useful lives, estimated to be between 10 to 15 years after placement in leased service. During this phase, the Partnership has actively disposed of containers within its fleet, while cash proceeds from equipment disposals, in addition to cash from operations, provided the cash flow for distributions to the limited partners. The Partnership, having just completed its 16th year of operations, will focus its attention during 1997 on disposing its remaining fleet.


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

                      IEA MARINE CONTAINER INCOME FUND III
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


    (b)  Leasing Company and Leasing Agent Agreement - (Continued)

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

         The preparation of financial statements in conformity with generally accepted accounting principles (GAAP) requires the Partnership to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

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

                      IEA MARINE CONTAINER INCOME FUND III
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


(2) Net Lease Receivables Due from Leasing Company

         Net lease receivables due from the Leasing Company are determined by deducting direct operating payables and accrued expenses, base management fees and incentive fees payable to CCC and its affiliates from the rental billings payable by the Leasing Company to the Partnership under operating leases to ocean carriers for the containers owned by the Partnership. Net lease receivables at March 31, 1997 and December 31, 1996 were as follows:

                                                                March 31,   December 31,
                                                                  1997          1996
                                                                ---------   ------------
            Lease receivables, net of doubtful accounts
              of $194,910 at March 31, 1997 and $199,540
              at December 31, 1996                              $318,081      $368,092
            Less:
            Direct operating payables and accrued expenses        70,562        71,137
            Damage protection reserve                             39,902        44,105
                                                                --------      --------

                                                                $207,617      $252,850
                                                                ========      ========


(3) Net Lease Revenue

         Net lease revenue is determined by deducting direct operating expenses and base management fees to CCC from the rental revenue billed by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease revenue for the three-month periods ended March 31, 1997 and 1996, was as follows:

                                                       Three Months Ended
                                                     -----------------------
                                                     March 31,     March 31,
                                                       1997          1996
                                                     --------      ---------
            Rental revenue                           $146,144      $349,557

            Less:
            Rental equipment operating expenses         9,175        79,550
            Base management fees                       29,228        63,190
                                                     --------      --------

                                                     $107,741      $206,817
                                                     ========      ========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

It is suggested that the following discussion be read in conjunction with the Registrant's most recent annual report on Form 10-K.

1) Material changes in financial condition between March 31, 1997 and December 31, 1996.

         As discussed in the Registrant's report for the year ended December 31, 1996, the Registrant entered 1997 with a view towards disposing its remaining container fleet. During the first quarter of 1997, the Registrant continued disposing of containers as part of its ongoing container operations. Accordingly, 152 containers were disposed during the first quarter of 1997, contributing to a decline in the Registrant's operating results and related cash balances. At March 31, 1997, 14% of the original equipment remained in the Registrant's fleet, as compared to 16% at December 31, 1996, and was comprised of the following:

                                              20-Foot      40-Foot
                                              -------      -------
            Containers on lease:
              Term leases                         70           11
              Master lease                       827          106
                                               -----        -----
                  Subtotal                       897          117

            Containers off lease                 106           20
                                               -----        -----

                  Total container fleet        1,003          137
                                               =====        =====

                                                     20-Foot         40-Foot
                                                   ------------    -----------
                                                   Units     %     Units    %
                                                   -----    ---    -----   ---
            Total purchases                        7,257    100%    890    100%
              Less disposals                       6,254     86%    753     85%
                                                   -----    ---     ---    ---

            Remaining fleet at March 31, 1997      1,003     14%    137     15%
                                                   =====    ===     ===    ===


         The Registrant's diminishing fleet size and its related operating performance contributed to an 18% decline in net lease receivables at March 31, 1997, when compared to December 31, 1996. During the first quarter of 1997, distributions from operations and sales proceeds amounted to $455,924, reflecting distributions to the general and limited partners for the fourth quarter of 1996. This represents a decline from the $559,997 distributed during the fourth quarter of 1996, reflecting distributions for the third quarter of 1996. The Registrant's efforts to dispose of the remaining fleet should produce lower operating results and, consequently, lower distributions to its partners in subsequent quarters. Additionally, the Registrant may refrain from distributing cash generated from operations and sales proceeds to its partners, reserving all excess cash as part of its working capital in order to maintain sufficient cash reserves for expenses relating to its final liquidation and subsequent dissolution.

         During 1996, ocean carriers and other transport companies moved away from leasing containers outright, as declining container prices, favorable interest rates and the abundance of available capital resulted in ocean carriers and transport companies purchasing a larger share of equipment for their own account, reducing the demand for leased containers. Once the demand for leased containers began to fall, per-diem rental rates were also adversely affected. These conditions continued to exist throughout the first quarter of 1997. However, the Registrant's average utilization rate at March 31, 1997 was 90%, unchanged from December 31, 1996, a direct result of the Registrant's policy to dispose of its off-hire containers. The Leasing Company continues to implement various marketing strategies, including but not limited to, offering incentives to shipping companies, repositioning containers to high demand locations and focusing towards term leases and other leasing opportunities including the leasing of containers for local storage, in order to counter current leasing market conditions. Although these conditions are expected to continue throughout 1997, the Registrant's liquidity and capital resources will be primarily impacted by its decision to liquidate its remaining fleet.

2) Material changes in the results of operations between the three-month period ended March 31, 1997 and the three-month period ended March 31, 1996.

         Net lease revenue for the first quarter of 1997 was $107,741, a decline of approximately 48% from the first quarter of 1996. Approximately 28% of the Registrant's net earnings for the three-month period ended March 31, 1997 were from gain on disposal of equipment, as compared to 25% for the same three-month period in the prior year. As the Registrant disposes of its remaining containers, net gain on disposal should contribute significantly to the Registrant's net earnings and may fluctuate dependent on the level of container disposals.

         Gross rental revenue (a component of net lease revenue) for the quarter ended March 31, 1997 was $146,144 reflecting a decline of 58% from the same three-month period in 1996. During 1997, gross rental revenue was primarily impacted by the Registrant's diminishing fleet size. However, the sluggish container leasing market conditions that existed during 1996 and throughout the first quarter of 1997 also contributed to lower average per-diem rental rates, which declined approximately 14% when compared to the same period in the prior year. The Registrant's average fleet size and utilization rates for the three-month periods ended March 31, 1997 and March 31, 1996 were as follows:

                                                          Three Months Ended
                                                        -----------------------
                                                        March 31,     March 31,
                                                          1997          1996
                                                        ---------     ---------
           Average Fleet Size (measured in
             twenty-foot equivalent units (TEU))          1,325         2,813
           Average Utilization                               90%           84%


         Rental equipment operating expenses were 6% of the Registrant's gross lease revenue during the three-month period ended March 31, 1997, as compared to 23% during the three-month period ended March 31, 1996. Contributing to the decline were reductions in costs associated with higher utilization levels, including storage, handling and repositioning, and the reduction of certain expenses such as repair and maintenance, no longer incurred at levels comparable to prior periods.

         As reported in the Registrant's Current Report on Form 8-K and Amendment No. 1 to Current Report on Form 8-K, filed with the Commission on February 7, 1997 and February 26, 1997, respectively, Arthur Andersen, London, England, resigned as auditors of The Cronos Group, a Luxembourg Corporation headquartered in Orchard Lea, England (the "Parent Company"), on February 3, 1997.

         The Parent Company is the indirect corporate parent of Cronos Capital Corp., the Managing General Partner of the Registrant. In its letter of resignation to the Parent Company, Arthur Andersen states that it resigned as auditors of the Parent Company and all other entities affiliated with the Parent Company. While its letter of resignation was not addressed to the Managing General Partner or the Registrant, Arthur Andersen confirmed to the Managing General Partner that its resignation as auditors of the entities referred to in its letter of resignation included its resignation as auditors of Cronos Capital Corp. and the Registrant.

         The Registrant does not, at this time, have sufficient information to determine the impact, if any, that the concerns expressed by Arthur Andersen in its letter of resignation may have on the future operating results and financial condition of the Registrant or the Leasing Company's ability to manage the Registrant's fleet in subsequent periods. However, the Managing General Partner of the Registrant does not believe, based upon the information currently available to it, that Arthur Andersen's resignation was triggered by any concern over the accounting policies and procedures followed by the Registrant.

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

         Due to the nature and timing of Arthur Andersen's resignation, the Parent Company and Managing General Partner were unable to name a successor auditor on behalf of the Registrant until it retained Moore Stephens, P.C. ("Moore Stephens") on April 10, 1997, as reported in the Registrant's Current Report on Form 8-K, filed April 14, 1997.


         Cautionary Statement

         This Quarterly Report on Form 10-Q contains statements relating to future results of the Registrant, including certain projections and business trends, that are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those projected as a result of certain risks and uncertainties, including but not limited to changes in: economic conditions; trade policies; demand for and market acceptance of leased marine cargo containers; competitive utilization and per-diem rental rate pressures; as well as other risks and uncertainties, including but not limited to those described in the above discussion of the marine container leasing business under Item 2., Management's Discussion and Analysis of Financial Condition and Results of Operations; and those detailed from time to time in the filings of Registrant with the Securities and Exchange Commission.

                           PART II - OTHER INFORMATION


Item 6.           Exhibits and Reports on Form 8-K

(a) Exhibits

    Exhibit
      No.                         Description                                      Method of Filing
    -------                       -----------                                      ----------------
      3(a)     Limited Partnership Agreement of the Registrant, amended and
               restated as of February 11, 1981                                    *

      3(b)     Certificate of Limited Partnership of the Registrant                **

     27        Financial Data Schedule                                             Filed with this document



(b) Reports on Form 8-K

         The Registrant filed a Report on Form 8-K, dated February 7, 1997 and Amendment No. 1 to Report on Form 8-K dated February 26, 1997, reporting the resignation of the Registrant's certifying accountant.

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



                                     IEA MARINE CONTAINER INCOME FUND III
                                     (A California Limited Partnership)

                                     By  Cronos Capital Corp.
                                         The Managing General Partner



                                     By   /s/ JOHN KALLAS
                                         --------------------------------------
                                         John Kallas
                                         Vice President, Treasurer
                                         Principal Finance & Accounting Officer




Date:  June 16, 1997

                                  EXHIBIT INDEX



    Exhibit
      No.                         Description                                      Method of Filing
    -------                       -----------                                      ----------------

     3(a)      Limited Partnership Agreement of the Registrant, amended and
               restated as of February 11, 1981                                    *

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