Form 10-Q
period 1997-06-30
IEA MARINE CONTAINER INCOME FUND III
filed 1997-08-13
CIK 350202

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                                       OR

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM_________TO__________

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                      IEA MARINE CONTAINER INCOME FUND III
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                      REPORT ON FORM 10-Q FOR THE QUARTERLY
                           PERIOD ENDED JUNE 30, 1997

                                TABLE OF CONTENTS

                                                                                                                   PAGE
PART I - FINANCIAL INFORMATION

  Item 1. Financial Statements

          Balance Sheets - June 30, 1997 (unaudited) and December 31, 1996                                            4

          Statements of Operations for the three and six months ended June 30, 1997 and 1996 (unaudited)              5

          Statements of Cash Flows for the six months ended June 30, 1997 and 1996 (unaudited)                        6

          Notes to Financial Statements (unaudited)                                                                   7

  Item 2. Management's Discussion and Analysis of Financial Condition and Results of                                 10
          Operations


PART II - OTHER INFORMATION

  Item 6. Exhibits and Reports on Form 8-K                                                                           14

                         PART I - FINANCIAL INFORMATION


Item 1.   Financial Statements

          Presented herein are the Registrant's balance sheets as of June 30, 1997 and December 31, 1996, statements of operations for the three and six months ended June 30, 1997 and 1996, and statements of cash flows for the six months ended June 30, 1997 and 1996.

                      IEA MARINE CONTAINER INCOME FUND III
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                                  (unaudited)



                                                                             June 30,            December 31,
                                                                               1997                   1996
                   Assets                                                   ----------            -----------
Current assets:
    Cash and cash equivalents, includes $452,291 at June 30, 1997
       and $656,038 at December 31, 1996 in interest-bearing accounts       $  460,281            $  656,333
    Net lease receivables due from Leasing Company
       (notes 1 and 2)                                                         124,958               252,850
                                                                            ----------            ----------

           Total current assets                                                585,239               909,183
                                                                            ----------            ----------

Container rental equipment, at cost                                          2,442,653             3,173,384
    Less accumulated depreciation                                            1,693,446             2,201,024
                                                                            ----------            ----------
       Net container rental equipment                                          749,207               972,360
                                                                            ----------            ----------

                                                                            $1,334,446            $1,881,543
                                                                            ==========            ==========

              Partners' Capital

Partners' capital:
    General partners                                                        $      656            $    3,103
    Limited partners                                                         1,333,790             1,878,440
                                                                            ----------            ----------

           Total partners' capital                                           1,334,446             1,881,543
                                                                            ----------            ----------

                                                                            $1,334,446            $1,881,543
                                                                            ==========            ==========


   The accompanying notes are an integral part of these financial statements.

                      IEA MARINE CONTAINER INCOME FUND III
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                                       Three Months Ended                Six Months Ended
                                                   -----------------------------------------------------------
                                                     June 30,       June 30,         June 30,         June 30,
                                                     1997             1996             1997             1996
                                                   --------         --------         --------         --------
Net lease revenue (notes 1 and 3)                  $ 42,848         $158,713         $150,589         $365,530
Other operating expenses:
     Other general and administrative expenses       11,330            8,943           21,422           18,436
                                                   --------         --------         --------         --------
         Earnings from operations                    31,518          149,770          129,167          347,094
Other income:
     Interest income                                  5,535           11,296           12,635           21,604
     Net gain on disposal of equipment               32,401          132,877           72,318          202,900
                                                   --------         --------         --------         --------
                                                     37,936          144,173           84,953          224,504
                                                   --------         --------         --------         --------
         Net earnings                              $ 69,454         $293,943         $214,120         $571,598
                                                   ========         ========         ========         ========
Allocation of net earnings:
     General partners                              $  5,565         $  6,403         $  8,764         $  9,179
     Limited partners                                63,889          287,540          205,356          562,419
                                                   --------         --------         --------         --------
                                                   $ 69,454         $293,943         $214,120         $571,598
                                                   ========         ========         ========         ========
Limited partners' per unit share of net earnings   $   2.13         $   9.59         $   6.85         $  18.75
                                                   ========         ========         ========         ========


   The accompanying notes are an integral part of these financial statements.

                      IEA MARINE CONTAINER INCOME FUND III
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)


                                                                 Six Months Ended
                                                      -------------------------------------
                                                        June 30,                June 30,
                                                         1997                      1996
                                                      ------------            -------------

Net cash provided by operating activities              $ 234,208                $   462,795

Cash flows provided by investing activities:
     Proceeds from disposal of equipment                 330,956                    745,954

Cash flows used in financing activities:
     Distribution to partners                           (761,216)                (1,108,724)
                                                       ---------                -----------

Net increase (decrease) in cash and cash equivalents    (196,052)                   100,025

Cash and cash equivalents at January 1                   656,333                    837,918
                                                       ---------                -----------

Cash and cash equivalents at June 30                   $ 460,281                $   937,943
                                                       =========                ===========


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

          As of June 30, 1997, 12% of the original equipment remained in the Partnership's fleet and was comprised of 877 twenty-foot and 121 forty-foot marine dry cargo containers. Commencing in 1991, the Partnership's 11th year of operations, the Partnership began focusing its attention on the disposition of its fleet in accordance with another of its original investment objectives, realizing the residual value of its containers after the expiration of their economic useful lives, estimated to be between 10 to 15 years after placement in leased service. During this phase, the Partnership has actively disposed of containers within its fleet, while cash proceeds from equipment disposals, in addition to cash from operations, provided the cash flow for distributions to the limited partners. The Partnership, having just completed its 16th year of operations, will focus its attention during 1997 on disposing its remaining fleet.


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


                                                                    (Continued)

                      IEA MARINE CONTAINER INCOME FUND III
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


(2)   Net Lease Receivables Due from Leasing Company

      Net lease receivables due from the Leasing Company are determined by deducting direct operating payables and accrued expenses, base management fees and incentive fees payable to CCC and its affiliates from the rental billings payable by the Leasing Company to the Partnership under operating leases to ocean carriers for the containers owned by the Partnership. Net lease receivables at June 30, 1997 and December 31, 1996 were as follows:

                                                            June 30,                December 31,
                                                              1997                      1996
                                                           ---------                  --------

Lease receivables, net of doubtful accounts
   of $233,932 at June 30, 1997 and $199,540
   at December 31, 1996                                     $217,027                  $368,092
Less:
Direct operating payables and accrued expenses                50,155                    71,137
Damage protection reserve                                     41,914                    44,105
                                                            --------                  --------

                                                            $124,958                  $252,850
                                                            ========                  ========


(3)   Net Lease Revenue

      Net lease revenue is determined by deducting direct operating expenses and base management fees to CCC from the rental revenue billed by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease revenue for the three and six-month periods ended June 30, 1997 and 1996, was as follows:


                                                        Three Months Ended                  Six Months Ended
                                                   --------------------------         --------------------------
                                                     June 30,        June 30,           June 30,       June 30,
                                                      1997            1996               1997            1996
                                                   ----------      ---------          -----------    -----------
          Rental revenue                           $  126,392      $  288,836         $   272,536    $   638,393
          Less:
          Rental equipment operating expenses          57,408          79,744              66,583        159,294
          Base management fees                         26,136          50,379              55,364        113,569
                                                     --------        --------            --------        -------
                                                   $   42,848      $  158,713         $   150,589    $   365,530
                                                     ========         =======             =======        =======

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

It is suggested that the following discussion be read in conjunction with the Registrant's most recent annual report on Form 10-K.

1) Material changes in financial condition between June 30, 1997 and December 31, 1996.

      As discussed in the Registrant's report for the year ended December 31, 1996, the Registrant entered 1997 with a view towards disposing its remaining container fleet. During the first six months of 1997, the Registrant disposed of 294 containers as part of its ongoing container operations, contributing to a decline in the Registrant's operating results and related cash balances. At June 30, 1997, 12% of the original equipment remained in the Registrant's fleet, as compared to 16% at December 31, 1996, and was comprised of the following:

                                                          20-Foot                  40-Foot
                                                          -------                  -------
         Containers on lease:
              Term leases                                    74                         8
              Master lease                                  730                        96
                                                            ---                      ----
                  Subtotal                                  804                       104

         Containers off lease                                73                        17
                                                           ----                      ----

              Total container fleet                         877                       121
                                                            ===                       ===

                                                           20-Foot                 40-Foot
                                                     ----------------           --------------
                                                     Units         %            Units       %
                                                     ------      ----           -----     ----
         Total purchases                              7,257      100%             890     100%
              Less disposals                          6,380       88%             769      86%
                                                      -----     ----              ---    ----

         Remaining fleet at June 30, 1997               877       12%             121      14%
                                                     ======     =====            ====    =====


      The Registrant's diminishing fleet size and its related operating performance contributed to 51% decline in net lease receivables at June 30, 1997, when compared to December 31, 1996. During the second quarter of 1997, distributions from operations and sales proceeds amounted to $305,292, reflecting distributions to the general and limited partners for the first quarter of 1997. This represents a decline from the $455,924 distributed during the first quarter of 1997, reflecting distributions for the fourth quarter of 1996. The Registrant's efforts to dispose of the remaining fleet should produce lower operating results and, consequently, lower distributions to its partners in subsequent quarters. Additionally, the Registrant may refrain from distributing cash generated from operations and sales proceeds to its partners, reserving all excess cash as part of its working capital in order to maintain sufficient cash reserves for expenses relating to its final liquidation and subsequent dissolution.

      During 1996, ocean carriers and other transport companies moved away from leasing containers outright, as declining container prices, favorable interest rates and the abundance of available capital resulted in ocean carriers and transport companies purchasing a larger share of equipment for their own account, reducing the demand for leased containers. Once the demand for leased containers began to fall, per-diem rental rates were also adversely affected, contributing to an uncertain start to 1997. Since the beginning of the year, the container leasing industry has experienced an upward trend in container utilization. This trend can also be seen within the Registrant's utilization rate, which increased from 90% at December 31, 1996 to 91% at June 30, 1997. During 1996, shipping lines and other transport companies had reduced their leased fleets to minimal levels in an attempt to reduce costs. However, increasing cargo volumes and continued equipment imbalances within the container fleets of shipping lines and transport companies have established a need for these companies to replenish their leased fleets.

      Although there has been an improvement in container utilization rates, per-diem rental rates continue to remain under pressure. The decline in per-diem rental rates from those evidenced during 1996 can be attributed to the following factors: three new leasing companies have offered new containers and low rental rates in an effort to break into the leasing market; established leasing companies have reduced rates to very low levels; and a continued over supply of containers. Although these conditions are expected to continue to impact the Registrant's financial condition and operating performance throughout 1997, the long-term outlook remains a positive one.

2) Material changes in the results of operations between the three and six-month periods ended June 30, 1997 and the three and six-month periods ended June 30, 1996.

      Net lease revenue for the three and six-month periods ended June 30, 1997 was $42,848 and $150,589, respectively, a decline of 73% and 59% from the same three and six-month periods in the prior year, respectively. Approximately 47% and 34% of the Registrant's net earnings for the three and six-month periods ended June 30, 1997, respectively, were from gain on disposal of equipment, as compared to 45% and 35% for the same three and six-month periods in the prior year, respectively. As the Registrant continues the disposal of its containers in subsequent periods, net gain on disposal should contribute significantly to the Registrant's net earnings.

      Gross rental revenue (a component of net lease revenue) for the three and six-month periods ended June 30, 1997 was $126,392 and $272,536, respectively, reflecting a decline of 56% and 57% from the same three and six-month periods in 1996, respectively. During 1997, gross rental revenue was impacted by the Registrant's diminishing fleet size and a decline in per-diem rental rates. Average per-diem rental rates decreased approximately 14% and 13%, when compared to the same three and six-month periods in the prior year, respectively. Utilization rates increased when compared to the same three and six-month periods in the prior year, as the market demand for leased containers improved since 1996 and the Registrant's continuing disposal of containers reduced the number of off-hire containers. The Registrant's average fleet size and utilization rates for the three and six-month periods ended June 30, 1997 and June 30, 1996 were as follows:


                                                      Three Months Ended                   Six Months Ended
                                                   -------------------------           -------------------------
                                                   June 30,         June 30,           June 30,         June 30,
                                                     1997             1996              1997              1996
                                                    -----             -----             -----            -------
     Average Fleet Size (measured in
          twenty-foot equivalent units (TEU))       1,164             2,258             1,274             2,536
     Average Utilization                            92%               88%               91%               87%

      Rental equipment operating expenses were 45%, and 24%, of the Registrant's gross lease revenue during the three and six-month periods ended June 30, 1997, respectively, as compared to 28% and 25% during the three and six-month periods ended June 30, 1996, respectively. Contributing to the increase for the three-month period ended June 30, 1997 were increases in the provision for doubtful accounts and related legal expenses associated with the collection actions against the doubtful accounts of certain lessees.

      As reported in the Registrant's Current Report on Form 8-K and Amendment No. 1 to Current Report on Form 8-K, filed with the Commission on February 7, 1997 and February 26, 1997, respectively, Arthur Andersen, London, England, resigned as auditors of The Cronos Group, a Luxembourg Corporation headquartered in Orchard Lea, England (the "Parent Company"), on February 3, 1997.

      The Parent Company is the indirect corporate parent of Cronos Capital Corp., the managing general partner of the Registrant. In its letter of resignation to the Parent Company, Arthur Andersen states that it resigned as auditors of the Parent Company and all other entities affiliated with the Parent Company. While its letter of resignation was not addressed to the managing general partner or the Registrant, Arthur Andersen confirmed to the managing general partner that its resignation as auditors of the entities referred to in its letter of resignation included its resignation as auditors of Cronos Capital Corp. and the Registrant. Following Arthur Andersen's resignation, the Parent Company subsequently received notification from the Securities and Exchange Commission that it was conducting a private investigation of the Parent Company regarding the events and circumstances leading to Arthur Andersen's resignation. The results of this investigation are still pending. Accordingly, the Registrant does not, at this time, have sufficient information to determine the impact, if any, that the Securities and Exchange Commission investigation of the Parent Company and the concerns expressed by Arthur Andersen in its letter of resignation may have on the future operating results and financial condition of the Registrant or the Leasing Company's ability to manage the Registrant's fleet in subsequent periods. However, the managing general partner of the Registrant does not believe, based upon the information currently available to it, that Arthur Andersen's resignation was triggered by any concern over the accounting policies and procedures followed by the Registrant.

      Arthur Andersen's report on the financial statements of Cronos Capital Corp. and the Registrant, for either of the previous two years, has not contained an adverse opinion or a disclaimer of opinion, nor was any such report qualified or modified as to uncertainty, audit scope, or accounting principles. During the Registrant's previous two fiscal years and the subsequent interim period preceding Arthur Andersen's resignation, there have been no disagreements between Cronos Capital Corp. or the Registrant and Arthur Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

      The Registrant retained a new auditor, Moore Stephens, P.C. ("Moore Stephens") on April 10, 1997, as reported in the Registrant's Current Report on Form 8-K, filed April 14, 1997.

      The President of the Leasing Company, a subsidiary of the Parent Company, along with two marketing Vice Presidents, resigned in June 1997. These vacancies were filled by qualified, long-time employees who average over 15 years of experience in the container leasing industry, therefore providing continuity in the management of the Leasing Company. The Registrant and managing general partner do not believe these changes will have a material impact on the future operating results and financial condition of the Registrant.

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

                           PART II - OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K

(a)   Exhibits

      Exhibits
       No.                            Description                                      Method of Filing
       ----        ------------------------------------------------------------        ----------------
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



                                  IEA MARINE CONTAINER INCOME FUND III
                                  (A California Limited Partnership)

                                  By     Cronos Capital Corp.
                                         The Managing General Partner



                                  By      /s/ JOHN KALLAS
                                     -----------------------------------
                                         John Kallas
                                         Vice President, Treasurer
                                         Principal Finance & Accounting Officer




Date:  August 14, 1997

                                  EXHIBIT INDEX



      Exhibits
       No.                            Description                                      Method of Filing
       ----        ------------------------------------------------------------        ----------------
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