Form 10-Q
period 1997-09-30
IEA MARINE CONTAINER INCOME FUND III
filed 1997-11-10
CIK 350202

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

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
                                      ----    ----

                      IEA MARINE CONTAINER INCOME FUND III
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                      REPORT ON FORM 10-Q FOR THE QUARTERLY
                         PERIOD ENDED SEPTEMBER 30, 1997

                                TABLE OF CONTENTS


                                                                               PAGE
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

        Balance Sheets - September 30, 1997 (unaudited) and December 31,
        1996                                                                    4

        Statements of Operations for the three and nine months ended
        September 30, 1997 and 1996 (unaudited)                                 5

        Statements of Cash Flows for the nine months ended September 30,
        1997 and 1996 (unaudited)                                               6

        Notes to Financial Statements (unaudited)                               7

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations                                                  10



PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                                       14


                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements

         Presented herein are the Registrant's balance sheets as of September 30, 1997 and December 31, 1996, statements of operations for the three and nine months ended September 30, 1997 and 1996, and statements of cash flows for the nine months ended September 30, 1997 and 1996.

                      IEA MARINE CONTAINER INCOME FUND III
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                                   (UNAUDITED)

                                                                      September 30,  December 31,
                                                                           1997         1996
                                                                        ----------   ----------
               Assets
               ------
Current assets:
   Cash and cash equivalents, includes $359,527 at September 30, 1997
      and $656,038 at December 31, 1996 in interest-bearing accounts    $  406,441   $  656,333
   Net lease receivables due from Leasing Company
      (notes 1 and 2)                                                       96,384      252,850
                                                                        ----------   ----------

         Total current assets                                              502,825      909,183
                                                                        ----------   ----------

Container rental equipment, at cost                                      2,148,765    3,173,384
   Less accumulated depreciation                                         1,482,825    2,201,024
                                                                        ----------   ----------
      Net container rental equipment                                       665,940      972,360
                                                                        ----------   ----------

                                                                        $1,168,765   $1,881,543
                                                                        ==========   ==========
          Partners' Capital
          -----------------
Partners' capital:
   General partners                                                     $      896   $    3,103
   Limited partners                                                      1,167,869    1,878,440
                                                                        ----------   ----------

         Total partners' capital                                         1,168,765    1,881,543
                                                                        ----------   ----------

                                                                        $1,168,765   $1,881,543
                                                                        ==========   ==========




The accompanying notes are an integral part of these financial statements.

                      IEA MARINE CONTAINER INCOME FUND III
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                                          Three Months Ended           Nine Months Ended
                                                     ---------------------------   -----------------------------
                                                     September 30,  September 30,   September 30,  September 30,
                                                         1997           1996           1997            1996
                                                     ------------  -------------   ------------   ------------
Net lease revenue (notes 1 and 3)                      $ 78,441       $157,011       $229,030       $522,541

Other operating expenses:
  Other general and administrative expenses               9,607          9,475         31,029         27,911
                                                       --------       --------       --------       --------
    Earnings from operations                             68,834        147,536        198,001        494,630

Other income:
  Interest income                                         4,825         12,706         17,460         34,310
  Net gain on disposal of equipment                      27,757         73,368        100,075        276,268
                                                       --------       --------       --------       --------
                                                         32,582         86,074        117,535        310,578
                                                       --------       --------       --------       --------
    Net earnings                                       $101,416       $233,610       $315,536       $805,208
                                                       ========       ========       ========       ========
Allocation of net earnings:
  General partners                                     $  4,835       $  8,674       $ 13,599       $ 17,853
  Limited partners                                       96,581        224,936        301,937        787,355
                                                       --------       --------       --------       --------
                                                       $101,416       $233,610       $315,536       $805,208
                                                       ========       ========       ========       ========
Limited partners' per unit share of net earnings       $   3.21       $   7.50       $  10.06       $  26.25
                                                       ========       ========       ========       ========


   The accompanying notes are an integral part of these financial statements.

                      IEA MARINE CONTAINER INCOME FUND III
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                     Nine Months Ended
                                                                -----------------------------
                                                                September 30,   September 30,
                                                                    1997           1996
                                                                -------------   -------------
Net cash provided by operating activities                         $   347,095     $   640,752

Cash flows provided by investing activities:
  Proceeds from disposal of equipment                                 431,327       1,122,439

Cash flows used in financing activities:
  Distribution to partners                                         (1,028,314)     (1,838,608)
                                                                  -----------     -----------

Net decrease in cash and cash equivalents                            (249,892)       (75,417)

Cash and cash equivalents at January 1                                656,333         837,918
                                                                  -----------     -----------

Cash and cash equivalents at September 30                         $   406,441     $   762,501
                                                                  ===========     ===========

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

         As of September 30, 1997, 11% of the original equipment remained in the Partnership's fleet and was comprised of 777 twenty-foot and 105 forty-foot marine dry cargo containers. Commencing in 1991, the Partnership's 11th year of operations, the Partnership began focusing its attention on the disposition of its fleet in accordance with another of its original investment objectives, realizing the residual value of its containers after the expiration of their economic useful lives, estimated to be between 10 to 15 years after placement in leased service. During this phase, the Partnership has actively disposed of containers within its fleet, while cash proceeds from equipment disposals, in addition to cash from operations, provided the cash flow for distributions to the limited partners. The Partnership, in its 17th year of operations, will focus its attention during the remainder of 1997 and subsequent periods on disposing of its remaining fleet.


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


                                                                     (Continued)

                      IEA MARINE CONTAINER INCOME FUND III
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


(2)  Net Lease Receivables Due from Leasing Company

     Net lease receivables due from the Leasing Company are determined by deducting direct operating payables and accrued expenses, base management fees and incentive fees payable to CCC and its affiliates from the rental billings payable by the Leasing Company to the Partnership under operating leases to ocean carriers for the containers owned by the Partnership. Net lease receivables at September 30, 1997 and December 31, 1996 were as follows:

                                                   September 30,   December 31,
                                                        1997          1996
                                                   ------------   ------------
Lease receivables, net of doubtful accounts
   of $234,086 at September 30, 1997 and $199,540
   at December 31, 1996                               $175,310     $368,092
Less:
Direct operating payables and accrued expenses          38,687       71,137
Damage protection reserve                               40,239       44,105
                                                      --------     --------

                                                      $ 96,384     $252,850
                                                      ========     ========


(3)  Net Lease Revenue

     Net lease revenue is determined by deducting direct operating expenses and base management fees to CCC from the rental revenue billed by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease revenue for the three and nine-month periods ended September 30, 1997 and 1996, was as follows:

                                            Three Months Ended              Nine Months Ended
                                      -----------------------------    -----------------------------
                                      September 30,   September 30,    September 30,   September 30,
                                          1997            1996            1997            1996
                                      -------------   -------------    -------------   -------------
Rental revenue                          $111,104        $235,248         $383,640         $873,641
Less:
Rental equipment operating expenses        9,780          36,788           76,363          196,082
Base management fees                      22,883          41,449           78,247          155,018
                                        --------        --------         --------         --------
                                        $ 78,441        $157,011         $229,030         $522,541
                                        ========        ========         ========         ========


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

It is suggested that the following discussion be read in conjunction with the Registrant's most recent annual report on Form 10-K.

1) Material changes in financial condition between September 30, 1997 and December 31, 1996.

     As discussed in the Registrant's report for the year ended December 31, 1996, the Registrant entered 1997 with a view towards disposing its remaining container fleet. During the first nine months of 1997, the Registrant disposed of 410 containers as part of its ongoing container operations, contributing to a decline in the Registrant's operating results and related cash balances. At September 30, 1997, 11% of the original equipment remained in the Registrant's fleet, as compared to 16% at December 31, 1996, and was comprised of the following:

                                                 20-Foot              40-Foot
                                                 -------              -------
        Containers on lease:
           Term leases                              67                    9
           Master lease                            636                   83
                                                   ---                  ---
               Subtotal                            703                   92

        Containers off lease                        74                   13
                                                   ---                  ---

           Total container fleet                   777                  105
                                                   ===                  ===


                                                  20-Foot               40-Foot
                                                ------------          ----------
                                                Units    %           Units   %
                                                -----   ---          -----  ---
        Total purchases                         7,257   100%          890   100%
           Less disposals                       6,480    89%          785    88%
                                                -----   ---           ---   ---

        Remaining fleet at September 30, 1997     777    11%          105    12%
                                                =====   ===           ===   ===


     The Registrant's diminishing fleet size and its related operating performance contributed to a 62% decline in net lease receivables at September 30, 1997, when compared to December 31, 1996. During the third quarter of 1997, distributions from operations and sales proceeds amounted to $267,098, reflecting distributions to the general and limited partners for the second quarter of 1997. This represents a decline from the $305,292 distributed during the second quarter of 1997, reflecting distributions for the first quarter of 1997. The Registrant's efforts to dispose of the remaining fleet should produce lower operating results and, consequently, reduce distributions to its partners in subsequent quarters. Additionally, the Registrant may refrain from distributing cash generated from operations and sales proceeds to its partners, reserving all excess cash as part of its working capital in order to maintain sufficient cash reserves for expenses relating to its final liquidation and subsequent dissolution.

     During 1996, ocean carriers and other transport companies moved away from leasing containers outright, as declining container prices, favorable interest rates and the abundance of available capital resulted in ocean carriers and transport companies purchasing a larger share of equipment for their own account, reducing their need for leased containers. Once the demand for leased containers began to fall, per-diem rental rates were also adversely affected. Since the beginning of 1997, the container leasing industry has experienced a modest recovery as indicated by an upward trend in container utilization. This trend can also be seen within the Registrant's utilization rate, which remained at a favorable level of 90% at September 30, 1997, consistent with the utilization rate at December 31, 1996. Increasing cargo volumes and continuing equipment imbalances within the container fleets of shipping lines and transport companies have re-established a need for these companies to replenish their leased fleets during 1997.

     Although there has been an improvement in container utilization rates, per-diem rental rates continue to remain under pressure as a result of the following factors: start-up leasing companies offering new containers and low rental rates in an effort to break into the leasing market; established leasing companies reducing rates to very low levels; and a continuing oversupply of containers. The recent volatility of the Hong Kong and other Asian financial markets and its impact on trade, shipping, and container leasing, especially intra-Asia and Asia-Europe routes, has yet to be determined. While these conditions could impact the Registrant's financial condition and operating performance through the remainder of 1997 and first half of 1998, the Registrant is well positioned to take advantage of further improvements in the container leasing market.


2) Material changes in the results of operations between the three and nine-month periods ended September 30, 1997 and the three and nine-month periods ended September 30, 1996.

     Net lease revenue for the three and nine-month periods ended September 30, 1997 was $78,441 and $229,030, respectively, a decline of 50% and 56% respectively, from the same three and nine-month periods in the prior year. Approximately 27% and 32% of the Registrant's net earnings for the three and nine-month periods ended September 30, 1997, respectively, were from gain on disposal of equipment, as compared to 31% and 34% respectively, for the same three and six-month periods in the prior year. As the Registrant continues the disposal of its containers in subsequent periods, net gain on disposal may fluctuate and should contribute significantly to the Registrant's net earnings.

     Gross rental revenue (a component of net lease revenue) for the three and nine-month periods ended September 30, 1997 was $111,104 and $383,640, respectively, reflecting a decline of 53% and 56% from the same three and nine-month periods in 1996, respectively. During 1997, gross rental revenue was impacted by the Registrant's diminishing fleet size and a decline in per-diem rental rates. Average per-diem rental rates decreased approximately 15% and 13% respectively, when compared to the same three and nine-month periods in the prior year. Utilization rates increased when compared to the same three and nine-month periods in the prior year, as the demand for leased containers improved and the Registrant continued disposing of containers, reducing the number of off-hire containers within its fleet. The Registrant's average fleet size and utilization rates for the three and nine-month periods ended September 30, 1997 and September 30, 1996 were as follows:

                                                     Three Months Ended            Nine Months Ended
                                                ---------------------------   ----------------------------
                                                September 30,  September 30,  September 30,  September 30,
                                                    1997           1996          1997          1996
                                                -------------  -------------  ------------   -------------
        Average Fleet Size (measured in
          twenty-foot equivalent units (TEU))    1,030            1,838         1,201           2,303
        Average Utilization                         92%              90%           91%             87%


     Rental equipment operating expenses were 9%, and 20% respectively, of the Registrant's gross lease revenue during the three and nine-month periods ended September 30, 1997, as compared to 16% and 22% respectively, during the three and nine-month periods ended September 30, 1996. Contributing to these declines were reductions in costs associated with higher utilization levels, including storage and handling. The Registrant's decision to dispose of its off-hire containers also contributed to lower rental equipment operating expenses, as well as lower base management fees.

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

                           PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

            Exhibit
               No.                           Description                        Method of Filing
            -------                          -----------                        ----------------

              3(a)     Limited Partnership Agreement of the Registrant,         *
                       amended and restated as of February 11, 1981

              3(b)     Certificate of Limited Partnership of the Registrant     **

              27       Financial Data Schedule                                  Filed with this document


(b)  Reports on Form 8-K

     No reports on Form 8-K were filed by the Registrant during the quarter ended September 30, 1997.




-------------

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



                                     IEA MARINE CONTAINER INCOME FUND III
                                     (A California Limited Partnership)

                                     By   Cronos Capital Corp.
                                          The Managing General Partner



                                     By    /s/ JOHN KALLAS
                                        ----------------------------------------
                                          John Kallas
                                          Vice President, Treasurer
                                          Principal Finance & Accounting Officer




Date: November 10, 1997

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



-------------

* Incorporated by reference to Exhibit "A" to the Prospectus of the Registrant dated February 12, 1981, included as part of Registration Statement on Form S-1 (No. 2-70401)

** Incorporated by reference to Exhibit 3.4 to the Registration Statement on Form S-1 (No. 2-70401)