Form 10-Q
period 1998-03-31
IEA MARINE CONTAINER INCOME FUND III
filed 1998-05-11
CIK 350202

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                                       OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM__________ TO ________

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]. No [ ].

                      IEA MARINE CONTAINER INCOME FUND III
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                  REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD
                              ENDED MARCH 31, 1998

                                TABLE OF CONTENTS



                                                                              PAGE
PART I - FINANCIAL INFORMATION

  Item 1. Financial Statements

          Balance Sheets - March 31, 1998 (unaudited) and December 31, 1997     4

          Statements of Operations for the three months ended
            March 31, 1998 and 1997 (unaudited)                                 5

          Statements of Cash Flows for the three months ended March 31, 1998
            and 1997 (unaudited)                                                6

          Notes to Financial Statements (unaudited)                             7

  Item 2. Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                           10


PART II - OTHER INFORMATION

  Item 6. Exhibits and Reports on Form 8-K                                      15

                         PART I - FINANCIAL INFORMATION


  Item 1. Financial Statements

          Presented herein are the Registrant's balance sheets as of March 31, 1998 and December 31, 1997, statements of operations for the three months ended March 31, 1998 and 1997, and statements of cash flows for the three months ended March 31, 1998 and 1997.

                      IEA MARINE CONTAINER INCOME FUND III
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                                   (UNAUDITED)


                                                                             March 31,     December 31,
                                                                               1998            1997
                                                                            ----------      ----------
                    Assets
Current assets:
    Cash and cash equivalents, includes $312,876 at March 31, 1998 and
       $399,284 at December 31, 1997 in interest-bearing accounts           $  323,499      $  399,411
    Net lease receivables due from Leasing Company
       (notes 1 and 2)                                                          65,249          80,812
                                                                            ----------      ----------

           Total current assets                                                388,748         480,223
                                                                            ----------      ----------

Container rental equipment, at cost                                          1,668,292       1,912,276
    Less accumulated depreciation                                            1,147,249       1,318,038
                                                                            ----------      ----------
       Net container rental equipment                                          521,043         594,238
                                                                            ----------      ----------

                                                                            $  909,791      $1,074,461
                                                                            ==========      ==========

               Partners' Capital

Partners' capital:
    General partners                                                        $      124      $    1,045
    Limited partners                                                           909,667       1,073,416
                                                                            ----------      ----------

           Total partners' capital                                             909,791       1,074,461
                                                                            ----------      ----------

                                                                            $  909,791      $1,074,461
                                                                            ==========      ==========


   The accompanying notes are an integral part of these financial statements.

                      IEA MARINE CONTAINER INCOME FUND III
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS

                                   (UNAUDITED)



                                                        Three Months Ended
                                                      -----------------------
                                                      March 31,     March 31,
                                                        1998          1997
                                                      --------      --------
Net lease revenue (notes 1 and 3)                     $ 48,589      $107,741

Other operating expenses:
   Other general and administrative expenses            12,925        10,092
                                                      --------      --------

     Earnings from operations                           35,664        97,649

Other income:
   Interest income                                       4,397         7,100
   Net gain on disposal of equipment                    13,073        39,917
                                                      --------      --------
                                                        17,470        47,017
                                                      --------      --------

     Net earnings                                     $ 53,134      $144,666
                                                      ========      ========

Allocation of net earnings:
   General partners                                   $  1,257      $  3,199
   Limited partners                                     51,877       141,467
                                                      --------      --------

                                                      $ 53,134      $144,666
                                                      ========      ========

Limited partners' per unit share of net earnings      $   1.73      $   4.72
                                                      ========      ========


   The accompanying notes are an integral part of these financial statements.

                      IEA MARINE CONTAINER INCOME FUND III
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)



                                                            Three Months Ended
                                                         -------------------------
                                                         March 31,       March 31,
                                                           1998            1997
                                                         ---------       ---------
Net cash provided by (used in) operating activities      $ (16,881)      $ 124,965

Cash flows provided by investing activities:
   Proceeds from disposal of equipment                     158,773         182,572

Cash flows used in financing activities:
   Distribution to partners                               (217,804)       (455,924)
                                                         ---------       ---------


Net decrease in cash and cash equivalents                  (75,912)       (148,387)


Cash and cash equivalents at January 1                     399,411         656,333
                                                         ---------       ---------


Cash and cash equivalents at March 31                    $ 323,499       $ 507,946
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

          As of March 31, 1998, 8% of the original equipment remained in the Partnership's fleet and was comprised of 599 twenty-foot and 83 forty-foot marine dry cargo containers. Commencing in 1991, the Partnership's 11th year of operations, the Partnership began focusing its attention on the disposition of its fleet in accordance with another of its original investment objectives, realizing the residual value of its containers after the expiration of their economic useful lives, estimated to be between 10 to 15 years after placement in leased service. During this phase, the Partnership has actively disposed of containers within its fleet, while cash proceeds from equipment disposals, in addition to cash from operations, provided the cash flow for distributions to the limited partners. The Partnership, in its 18th year of operations, will continue to focus its attention during the remainder of 1998 on disposing of its remaining fleet.

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

                      IEA MARINE CONTAINER INCOME FUND III
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


(2)   Net Lease Receivables Due from Leasing Company

      Net lease receivables due from the Leasing Company are determined by deducting direct operating payables and accrued expenses, base management fees and incentive fees payable to CCC and its affiliates from the rental billings payable by the Leasing Company to the Partnership under operating leases to ocean carriers for the containers owned by the Partnership. Net lease receivables at March 31, 1998 and December 31, 1997 were as follows:


                                                                     March 31,    December 31,
                                                                       1998          1997
                                                                     --------     ------------
         Lease receivables, net of doubtful accounts of $31,852
           at March 31, 1998 and $21,489 at December 31, 1997        $149,166      $158,688
         Less:
         Direct operating payables and accrued expenses                48,671        38,347
         Damage protection reserve                                     35,246        39,529
                                                                     --------      --------

                                                                     $ 65,249      $ 80,812
                                                                     ========      ========


(3)   Net Lease Revenue

      Net lease revenue is determined by deducting direct operating expenses and base management fees to CCC from the rental revenue billed by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease revenue for the three-month periods ended March 31, 1998 and 1997 was as follows:


                                                    Three Months Ended
                                                  -----------------------
                                                  March 31,     March 31,
                                                    1998          1997
                                                  --------      --------
         Rental revenue                           $ 83,594      $146,144
         Less:
         Rental equipment operating expenses        17,783         9,175
         Base management fees                       17,222        29,228
                                                  --------      --------

                                                  $ 48,589      $107,741
                                                  ========      ========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

It is suggested that the following discussion be read in conjunction with the Registrant's most recent annual report on Form 10-K.

1) Material changes in financial condition between March 31, 1998 and December 31, 1997.

      December 31, 1997 marked the completion of the Registrant's 17th year of operations. At March 31, 1998, the Registrant operated only 8% of its original container fleet. Due to the declining cash flows from operations and sales proceeds from a rapidly diminishing fleet, the managing general partner has determined that it is in the best interest of the limited partners to dissolve the Partnership before such time that fixed operating costs exceed operating revenues. It is, therefore, the intent of the managing general partner to liquidate the remaining equipment in the fleet and wind up the Registrant's operations during the second quarter of 1998. The managing general partner is in active negotiations with qualified buyers who are interested in purchasing the remaining containers in the Registrant's fleet, and expects to agree on the terms of the purchase agreement near the end of the second quarter of 1998. When all of the equipment has been disposed and the Registrant's debt receivables and liabilities have been collected and discharged, the Partnership will then be dissolved. The managing general partner will then undertake a final distribution of the Registrant's assets to the limited partners and proceed to cancel the Certificate of Limited Partnership, thus terminating the Partnership.

      As discussed in the Registrant's report for the year ended December 31, 1997, the Registrant entered 1998 with a view towards disposing its remaining container fleet. During the first three months of 1998, the Registrant disposed of 100 containers as part of its ongoing container operations, contributing to a decline in the Registrant's operating results and related cash balances. At March 31, 1998, 8% of the original equipment remained in the Registrant's fleet, as compared to 10% at December 31, 1997, and was comprised of the following:


                                        20-Foot  40-Foot
                                        -------  -------
         Containers on lease:
               Term leases                 39        9
               Master leases              507       59
                                          ---      ---
                   Subtotal               546       68

         Containers off lease              53       15
                                          ---      ---

               Total container fleet      599       83
                                          ===      ===


                                                     20-Foot               40-Foot
                                                ----------------       -----------------
                                                Units        %         Units        %
                                                -----      -----       -----      ------
         Total purchases                        7,257        100%        890        100%
              Less disposals                    6,658         92%        807         91%
                                                -----      -----       -----      -----

         Remaining fleet at March 31, 1998        599          8%         83          9%
                                                =====      =====       =====      =====

      The Registrant's diminishing fleet size and its related operating performance contributed to a 19% decline in net lease receivables at March 31, 1998, when compared to December 31, 1997. During the first quarter of 1998, distributions from operations and sales proceeds amounted to $217,804, reflecting distributions to the general and limited partners for the fourth quarter of 1997. This represents an increase from the $208,334 distributed during the fourth quarter of 1997, reflecting distributions for the third quarter of 1997. The increase in distributions is attributable to an increase in sales proceeds distributed to its partners. The Registrant's efforts to dispose of the remaining fleet should produce lower operating results and, consequently, reduce distributions to its partners in subsequent quarters. Additionally, the Registrant may refrain from distributing cash generated from operations and sales proceeds to its partners, reserving all excess cash as part of its working capital in order to maintain sufficient cash reserves for expenses relating to its final liquidation and subsequent dissolution.

      Market conditions that existed during 1997 persisted through the first quarter of 1998. Low container prices, favorable interest rates and the abundance of available capital continued to discourage ocean carriers and other transport companies from leasing containers at levels comparable to previous years. By the end of 1997, the volatility of the Hong Kong and other Asian financial markets began to negatively impact trade, shipping and container leasing. As a result, the Registrant's container utilization rate declined from 91% at December 31, 1997 to 89% at March 31, 1998. Per-diem rental rates continued to remain under pressure as a result of the following factors: start-up leasing companies offering new containers and low rental rates in an effort to break into the leasing market; established leasing companies reducing rates to very low levels; and a continuing oversupply of containers. These leasing market conditions impacted the Registrant's financial condition and operating performance during the first quarter of 1998.

2) Material changes in the results of operations between the three-month period ended March 31, 1998 and the three-month period ended March 31, 1997.

      Net lease revenue for the three-month period ended March 31, 1998 was $48,589, a decline of 55% from the same three-month period in the prior year. Approximately 25% of the Registrant's net earnings for the three-month period ended March 31, 1998 were from gain on disposal of equipment, as compared to 28% for the same three-month period in the prior year. As the Registrant continues to dispose of its containers in subsequent periods, net gain on disposal may fluctuate and should contribute significantly to the Registrant's net earnings.

      Gross rental revenue (a component of net lease revenue) for the three-month period ended March 31, 1998 was $83,594, reflecting a decline of 43% from the same three-month period in 1997. Gross rental revenue was impacted by the Registrant's diminishing fleet size and a decline in per-diem rental rates. Average per-diem rental rates decreased approximately 9%, when compared to the same three-month period in the prior year. Average utilization rates remained constant when compared to the same three-month period in the prior year. The Registrant's average fleet size and utilization rates for the three-month periods ended March 31, 1998 and March 31, 1997 were as follows:


                                                                     Three Months Ended
                                                                     -------------------
                                                                     March 31,  March 31,
                                                                      1998        1997
                                                                     ------      ------
         Average fleet size (measured in twenty-foot equivalent
             units (TEU))                                              817       1,325
         Average Utilization                                            90%         90%

      Rental equipment operating expenses were 21% of the Registrant's gross lease revenue during the three-month period ended March 31, 1998, as compared to 6% during the three-month period ended March 31, 1997. Contributing to these increases was a charge of approximately $11,000 to further provide for and replenish the reserve for doubtful accounts. The Registrant's decision to dispose of its off-hire containers also contributed to lower rental equipment operating expenses, as well as lower base management fees.

      As reported in the Registrant's Current Report on Form 8-K and Amendment No. 1 to Current Report on Form 8-K, filed with the Commission on February 7, 1997 and February 26, 1997, respectively, Arthur Andersen, London, England, resigned as auditors of The Cronos Group, a Luxembourg Corporation headquartered in Orchard Lea, England (The "Parent Company"), on February 3, 1997.

      The Parent Company is the indirect corporate parent of CCC, the General Partner of the Registrant. In its letter of resignation to the Parent Company, Arthur Andersen stated that it resigned as auditors of the Parent Company and all other entities affiliated with the Parent Company. While its letter of resignation was not addressed to CCC, Arthur Andersen confirmed to CCC that its resignation as auditors of the entities referred to in its letter of resignation included its resignation as auditors of CCC and the Registrant.

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

      During the Registrant's 1995 fiscal year and the subsequent interim period preceding Arthur Andersen's resignation, there were no disagreements between CCC or the Registrant and Arthur Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

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

      In 1993, the Parent Company negotiated a credit facility (herinafter, the "Credit Facility") with several banks for the use of the Parent Company and its affiliates, including CCC. At December 31, 1996, approximately $73,500,000 in principal indebtedness was outstanding under the Credit Facility. As a party to the Credit Facility, CCC is jointly and severally liable for the repayment of all principal and interest owed under the Credit Facility. The obligations of CCC, and the five other subsidiaries of the Parent Company that are borrowers under the Credit Facility, are guaranteed by the Parent Company.

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

      Year 2000

      The Registrant relies upon the financial and operational systems provided by the Leasing company and its affiliates, as well as the systems provided by other independent third parties to service the three primary areas of its business: investor processing/maintenance; container leasing/asset tracking; and accounting finance. The Registrant has received confirmation from its third-party investor processing/maintenance vendor that their system is Year 2000 compliant. The Registrant does not expect a material increase in it vendor servicing fee to reimburse Year 2000 costs. Container leasing/asset tracking and accounting/finance services are provided to the Registrant by CCC and its affiliate, Cronos Containers Limited (the "Leasing Company"), pursuant to the respective Limited Partnership Agreement and Leasing Agent Agreement. CCC and the Leasing Company have initiated a program to prepare their systems and applications for the Year 2000. Preliminary studies indicate that testing, conversion and upgrading of system applications is expected to cost CCC and the Leasing Company less than $500,000. Pursuant to the Limited Partnership Agreement, CCC or the Leasing Company, may not seek reimbursement of data processing costs associated with the Year 2000 program. The financial impact of making these required system changes is not expected to be material to the Registrant's financial position, results of operations or cash flows.

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

                           PART II - OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K

(a)   Exhibits

         Exhibit
           No.                           Description                                   Method of Filing
         -------                         -----------                                   ----------------
           3(a)       Limited Partnership Agreement of the Registrant, amended          *
                      and restated as of February 11, 1981

           3(b)       Certificate of Limited Partnership of the Registrant              **

           27         Financial Data Schedule                                           Filed with this document


(b)   Reports on Form 8-K

      No reports on Form 8-K were filed by the Registrant during the quarter ended March 31, 1998.



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



                                       IEA MARINE CONTAINER INCOME FUND III
                                       (A California Limited Partnership)

                                       By     Cronos Capital Corp.
                                              The Managing General Partner



                                       By  /s/ Dennis J. Tietz
                                           -------------------------------------
                                           Dennis J. Tietz
                                           President and Director of Cronos
                                           Capital Corp. ("CCC") Principal
                                           Executive Officer of CCC



Date: May 15, 1998

                                  EXHIBIT INDEX



Exhibit
  No.                           Description                                  Method of Filing
--------                        -----------                                  ----------------
  3(a)     Limited Partnership Agreement of the Registrant, amended          *
           and restated as of February 11, 1981

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