Form 10-Q
period 1998-09-30
IEA MARINE CONTAINER INCOME FUND III
filed 1998-11-12
CIK 350202

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934
        FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                                 OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934
        FOR THE TRANSITION PERIOD FROM ________TO ________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                      IEA MARINE CONTAINER INCOME FUND III,
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                  REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD
                            ENDED SEPTEMBER 30, 1998

                                TABLE OF CONTENTS

                                                                                           PAGE
                                                                                           ----
PART I -- FINANCIAL INFORMATION

 Item 1. Financial Statements

         Balance Sheets - September 30, 1998 (unaudited) and December 31, 1997               4

         Statements of Operations for the three and nine months ended
         September 30, 1998 and 1997 (unaudited)                                             5

         Statements of Cash Flows for the nine months ended September 30,
         1998 and 1997 (unaudited)                                                           6

         Notes to Financial Statements (unaudited)                                           7

 Item 2. Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                              10

 Item 3. Quantitative and Qualitative Disclosures About Market Risk                         11

PART II-- OTHER INFORMATION

 Item 1. Legal Proceedings                                                                  12

 Item 3. Defaults Upon Senior Securities                                                    13

 Item 5. Other Information                                                                  13

 Item 6. Exhibits and Reports on Form 8-K                                                   15

                                PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

        Presented herein are the Registrant's balance sheets as of September 30, 1998 and December 31, 1997, statements of operations for the three and nine months ended September 30, 1998 and 1997, and statements of cash flows for the nine months ended September 30, 1998 and 1997.

                      IEA MARINE CONTAINER INCOME FUND III,
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                                   (UNAUDITED)

                                                                        September 30,     December 31,
                                                                            1998              1997
                                                                        -------------     ------------
                                          Assets

Current assets:

   Cash and cash equivalents, includes $795,668 at
     September 30, 1998 and $399,284 at December 31, 1997
       in interest-bearing accounts                                      $  795,768        $  399,411

   Net lease receivables due from Leasing Company
      (notes 1 and 2)                                                        22,056            80,812
                                                                         ----------        ----------
         Total current assets                                               817,824           480,223
                                                                         ----------        ----------

Container rental equipment, at cost                                              --         1,912,276
   Less accumulated depreciation                                                 --         1,318,038
                                                                         ----------        ----------
      Net container rental equipment                                             --           594,238
                                                                         ----------        ----------
                                                                         $  817,824        $1,074,461
                                                                         ==========        ==========
                 Liabilities and Partners' Capital

Current liabilities:

   Accounts payable and accrued expenses                                 $  125,016        $       --
                                                                         ----------        ----------
      Total current liabilities                                             125,016                --
                                                                         ----------        ----------
Partners' capital:

   General partners                                                           1,250             1,045
   Limited partners                                                         691,558         1,073,416
                                                                         ----------        ----------
         Total partners' capital                                            692,808         1,074,461
                                                                         ----------        ----------
                                                                         $  817,824        $1,074,461
                                                                         ==========        ==========

   The accompanying notes are an integral part of these financial statements.

                      IEA MARINE CONTAINER INCOME FUND III,
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                      Three Months Ended                    Nine Months Ended
                                                --------------------------------     ------------------------------
                                                September 30,      September 30,     September 30,    September 30,
                                                    1998               1997              1998              1997
                                                -------------      -------------     -------------    -------------
Net lease revenue (expense) (notes 1 and 3)      $  (14,233)        $   78,441        $   86,872        $  229,030

Other operating expenses:

   Other general and administrative expenses          9,779              9,607            41,064            31,029
                                                 ----------         ----------        ----------        ----------
       Earnings (loss) from operations              (24,012)            68,834            45,808           198,001

Other income:

   Interest income                                    3,544              4,825            11,656            17,460
   Net gain on disposal of equipment                102,215             27,757           129,067           100,075
                                                 ----------         ----------        ----------        ----------
                                                    105,759             32,582           140,723           117,535
                                                 ----------         ----------        ----------        ----------
       Net earnings                              $   81,747         $  101,416        $  186,531        $  315,536
                                                 ==========         ==========        ==========        ==========
Allocation of net earnings:

   General partners                              $    2,332         $    4,835        $    5,886        $   13,599
   Limited partners                                  79,415             96,581           180,645           301,937
                                                 ----------         ----------        ----------        ----------
                                                 $   81,747         $  101,416        $  186,531        $  315,536
                                                 ==========         ==========        ==========        ==========
Limited partners' per unit share of net earnings $     2.65         $     3.21        $     6.02        $    10.06
                                                 ==========         ==========        ==========        ==========

   The accompanying notes are an integral part of these financial statements.

                     IEA MARINE CONTAINER INCOME FUND III,
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                                   Nine Months Ended
                                                           ---------------------------------
                                                           September 30,       September 30,
                                                               1998                1997
                                                           -------------       -------------
Net cash provided by operating activities                   $    73,192         $   347,095

Cash flows provided by investing activities:

   Proceeds from disposal of equipment                          891,349             431,327

Cash flows used in financing activities:

   Distribution to partners                                    (568,184)         (1,028,314)
                                                            -----------         -----------
Net increase (decrease) in cash and cash equivalents            396,357            (249,892)

Cash and cash equivalents at January 1                          399,411             656,333
                                                            -----------         -----------
Cash and cash equivalents at September 30                   $   795,768         $   406,441
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

         Commencing in 1991, the Partnership's 11th year of operations, the Partnership began focusing its attention on the disposition of its fleet in accordance with one of its original investment objectives, realizing the residual value of its containers after the expiration of their economic useful lives, estimated to be between 10 to 15 years after placement in leased service. The Partnership, in its 18th year of operations, has focused its attention on disposing of its remaining fleet. As of September 30, 1998, the remaining equipment in the Partnership's fleet was sold.

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

(2)  Net Lease Receivables Due from Leasing Company

     Net lease receivables due from the Leasing Company are determined by deducting direct operating payables and accrued expenses, base management fees and incentive fees payable to CCC and its affiliates from the rental billings payable by the Leasing Company to the Partnership under operating leases to ocean carriers for the containers owned by the Partnership. Net lease receivables at September 30, 1998 and December 31, 1997 were as follows:

                                                             September 30,   December 31,
                                                                 1998            1997
                                                             -------------   ------------
         Lease receivables, net of doubtful accounts of
            $11,568 at September 30, 1998 and $21,489
            at December 31, 1997                               $ 22,056        $158,688

         Less:

         Direct operating payables and accrued expenses              --          38,347
         Damage protection reserve                                   --          39,529
                                                               --------        --------
                                                               $ 22,056        $ 80,812
                                                               ========        ========

                      IEA MARINE CONTAINER INCOME FUND III,
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

(3)  Net Lease Revenue

     Net lease revenue is determined by deducting direct operating expenses and base management fees to CCC from the rental revenue billed by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease revenue (expense) for the three and nine-month periods ended September 30, 1998 and 1997 was as follows:

                                                       Three Months Ended               Nine Months Ended
                                                  -----------------------------    ----------------------------
                                                  September 30,   September 30,    September 30,  September 30,
                                                      1998             1997            1998            1997
                                                  -------------   -------------    -------------  -------------
         Rental revenue                             $     --         $111,104        $158,359        $383,640
         Less:
         Rental equipment operating expenses              --            9,780          23,825          76,363
         Base management fees                         14,233           22,883          47,662          78,247
                                                    --------         --------        --------        --------
                                                    $(14,233)        $ 78,441        $ 86,872        $229,030
                                                    ========         ========        ========        ========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

It is suggested that the following discussion be read in conjunction with the Registrant's most recent annual report on Form 10-K.

1) Material changes in financial condition between September 30, 1998 and December 31, 1997.

     As discussed in prior quarterly reports, the managing general partner has focused its efforts on liquidating the remaining equipment in the fleet and winding up the Registrant's operations. The Registrant disposed of the balance of its container equipment during the first nine months of 1998, totaling 783 containers, equaling approximately 10% of the Registrant's original fleet of containers. During the second calendar quarter of 1998, CCC, as the managing general partner of the Registrant, sought bids from independent buyers of used containers for the remaining fleet of containers owned by the Registrant. The Registrant accepted the highest bid and sold its remaining 616 containers to an unrelated third party during the third calendar quarter of 1998 for $575,315 in cash. The sales price represented approximately 127% of the net book value, at June 30, 1998, of the containers sold. At the time of sale, at the buyer's request, CCC agreed to manage the containers sold under an equipment lease agreement with a term expiring August 31, 2001, subject to annual one-year renewal terms, unless the buyer or CCC elects not to renew the terms of the agreement. The terms of the management agreement were independently negotiated between the buyer and CCC.

     With the sale of the Registrant's remaining containers during the third calendar quarter of 1998, the Registrant's container operations have ceased. The Registrant is currently in the final phase of the liquidation and wind-up stage of operations, focusing on the collection of its lease receivables, a component of net lease receivables. The Registrant anticipates that the remaining net lease receivables will be collected and the liabilities discharged during the fourth quarter of 1998, or as soon as practicable. By year end, the Registrant will then undertake a final distribution to its partners and proceed to cancel the Certificate of Limited Partnership, thus terminating the Partnership. The Partnership will then be dissolved. The remaining cash balance at September 30, 1998 includes amounts reserved for expenses relating to the Registrant's final liquidation and subsequent dissolution.

2) Material changes in the results of operations between the three and nine-month periods ended September 30, 1998 and the three and nine-month periods ended September 30, 1997.

     At the beginning of 1998, the Registrant had 782 containers remaining in the fleet. These containers were disposed of during 1998. Accordingly, the Registrant's container operations ceased during the third quarter of 1998. Approximately 125% and 69%, respectively, of the Registrant's net earnings for the three and nine-month periods ended September 30, 1998, were from gain on disposal of equipment, as compared to 27% and 32%, respectively, for the same three and nine-month periods in the prior year. In the future, rental equipment operating expenses, a component of net lease revenue, will consist of costs associated with the recovery of the doubtful accounts of certain lessees, including legal expenses and the provision for doubtful accounts. General and administrative expenses included investor processing, tax, legal, and audit expenses.

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

        CCC further understands that Austrian authorities have initiated investigations of persons in addition to Mr. Palatin, including Mr. Weissenberger and Dr. Axel Friedberg. The investigations which remain pending have not resulted in any action being taken against Mr. Weissenberger, and he has informed the Parent Company that he does not believe that there is any basis for any action to be taken against him. Dr. Friedberg has been a non- executive director of the Parent Company since 1997. In August 1998, charges were presented against Dr. Friedberg. Dr. Friedberg has denied any wrongdoing and, on September 14, 1998, filed objections to the charges against him.

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

        On June 30, 1998, the Parent Company entered into a third amendment (the "Third Amendment") to the Credit Facility. The Third Amendment became effective as of that date, subject to the satisfaction thereafter of various conditions, including: the Parent Company must deliver its audited financial statements for 1997 by a specified date and; on or prior to July 30, 1998, the Parent Company must furnish proof that any defaults under any other indebtedness have been waived and must also furnish various legal opinions, officers' certificates and other loan documentation. All of these conditions were fulfilled by August 14, 1998. Under the Third Amendment, the remaining principal amount of $36,800,000 will be amortized in varying monthly amounts commencing on July 31, 1998 with $26,950,000 due on September 30, 1998 and a final maturity date of January 8, 1999. The Parent Company did not repay the amount due on September 30, 1998. The directors of the Parent Company currently are holding discussions with the lenders to refinance or extend its debt that became due on September 30, 1998.

        The directors of the Parent Company also are pursuing alternative sources of financing to meet the amended repayment obligations under the Third Amendment. Failure to meet revised lending terms would constitute an event of default with the lenders. The declaration of an event of default would result in further defaults with other lenders under loan agreement cross-default provisions. Should a default of the term loans be enforced, the Parent Company and CCC may be unable to continue as going concerns.

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

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

            Exhibit
              No.                       Description                             Method of Filing
            -------    ---------------------------------------------------      ----------------
             3(a)      Limited Partnership  Agreement of the Registrant,
                       amended and restated as of February 11, 1981             *

             3(b)      Certificate of Limited Partnership of the Registrant     **

             27        Financial Data Schedule                                  Filed with this
                                                                                document

(b)     Reports on Form 8-K

        No reports on Form 8-K were filed by the Registrant during the quarter ended September 30, 1998.

-----------

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

                                       IEA MARINE CONTAINER INCOME FUND III
                                       (A California Limited Partnership)

                                       By   Cronos Capital Corp.
                                            The Managing General Partner

                                       By   /s/ Dennis J. Tietz
                                            ------------------------------------
                                            Dennis J. Tietz
                                            President and Director of
                                            Cronos Capital Corp. ("CCC")
                                            Principal Executive Officer of CCC

Date: November 13, 1998

                                        EXHIBIT INDEX

Exhibit
  No.                       Description                             Method of Filing
-------    ---------------------------------------------------      ----------------
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